Form 10-K
period 2015-12-31
Vet Online Supply Inc
filed 2016-04-14
CIK 1641751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-207001

VET ONLINE SUPPLY, INC.
(Exact name of registrant as specified in its charter)
Florida	47-0990750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9612 West Hawthorne Crystal River, Florida	34428
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(442) 222-4425
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock

Securities registered pursuant to section 12(g) of the Act
None.
(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2015 (the last business day of the Registrant’s most recently completed fourth fiscal quarter) was approximately $0

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2016 the Registrant had 50,000,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "Vet Online Supply" mean Vet Online Supply, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated April 14, 2016 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report". Because our auditor has issued an opinion that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

Corporate Information

Vet Online Supply, Inc. (“VOS” or the “Company”) was incorporated in the State of Florida on May 31, 2014. We are a development stage company that engages in the sale of veterinary supplies for vet clinics of all sizes. We sell our products on the eCommerce web-based platform called OsCommerce, at our website www.vetonlinesupply.com. Our website gives our customers the ability to purchase veterinary supplies at affordable prices, making an order any time of the day, any day of the week. The Company’s fiscal year end is December 31.

Recent Developments.

None.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Key management personnel may leave the Company, which could adversely affect the ability of the Company to continue operations.

The Company is entirely dependent on the efforts of our CEO and President because of the time and effort that he devotes to the Company. He is in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we engage to assist in developing our advertising platform, and the establishment of our future sales and marketing team. The loss of him, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. The Company does not maintain “key person” life insurance on its officers, directors or key employees. Our success will depend on the performance of Mr. Aruda and our ability to attract and motivate other key personnel.

Presently, the Company’s president has other outside business activities and as such he is not devoting all of his time to the Company, which may result in periodic interruptions or business failure.

Our sole officer and director, Mr. Aruda, has committed to devote approximately 20 hours per week to our operations. Our operations may be sporadic and occur at times when Mr. Aruda is unavailable, or serving in his role as CEO of Source Gold Corporation, which may lead to the periodic interruption in the implementation of our business plan. Such delays could have a significant negative effect on the success of the business.

Because our sole officer and director is also the sole officer and director of another public company, he may, at times, put the other company’s interests before our Company’s interests.

If Mr. Aruda puts the interest of Source Gold before the interests of our Company, there could be a negative impact on our business which could cause potential delays in the everyday running of the business.

The Company's current cash flow and access to capital compared to the fees being earned by the Company's sole-officer and director may adversely affect our future performance and operations.

Our sole-officer and director, Mr. Aruda entered into a management agreement effective May 1, 2015 whereby he received a signing bonus of 50,000,000 shares valued at $75,000 in exchange for his services to the Company for a one year period ending April 30, 2016. As a result Mr. Aruda currently owns 100% of the issued share capital and will control 89.2% of the total issued and outstanding shares if this Offering is fully subscribed.

The eCommerce marketing industry is relatively new, and has experienced growth over a short period of time, and it is uncertain whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

The industry in which we intend to operate has grown as merchants and consumers have increasingly used the Internet to market and sell veterinary supplies. Given the limited history online sales in this industry, it is difficult to predict whether this market will continue to grow or whether it can be maintained. Additionally, we expect that the market will evolve in ways that may be difficult to predict. In the event of these or any other changes to the market, our success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations subject to a material negative impact.

We have a rapidly evolving business model and our proposed products and product offerings could fail to attract or retain customers or generate revenue.

Because we are a development stage company, we have a rapidly evolving business model and are regularly exploring the development of our marketing strategy and the introduction of our proposed products with respect to which we may have limited experience. In addition, our potential customers may not respond favorably to our products and offerings once launched.  If products we introduce fail to engage customers and initiate a change in behavior in their system for purchasing products, we may fail to acquire or retain enough customers to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our customer base and revenue will depend heavily on our ability to innovate and to create successful products and products.

If we fail to acquire business customers and subscribing end-users to use and purchase our proposed products, our business will be harmed.

We must acquire customers that purchase and use our proposed products in order to generate revenue and achieve profitability. We cannot assure you that the revenue or gross profit from any customers we may acquire will ultimately exceed the cost involved with acquiring new customers. If consumers do not perceive our product offerings to be of high value and quality and low cost we may not be able to acquire or retain customers.

We believe that many of our new customers will originate from word-of-mouth and other non-paid referrals from existing customers; therefore, we must ensure that our existing customers remain loyal to our products in order to continue receiving those referrals. Once we establish a customer base, if our efforts to satisfy our established customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new customers. Further, we believe that the level of communication among customers will influence our success. If the level of usage of our site for purchasing by our customer base declines or does not grow as expected, we may suffer a decline in customer growth. A significant decrease in the level of usage or customer growth would have an adverse effect on our business, financial condition and results of operations.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

The market for selling veterinary supplies online is a relatively new, yet growing industry. Our Company will compete for the sales of vet supplies with many companies that have had a long-standing relationship with the veterinary clinics. We expect to compete with these other companies principally on the basis of the quality of products we will be able to offer and our accessibility online, enabling ordering products 24/7 with overnight shipping. Our Company will also compete on the basis of price. Our principal competitors include California Veterinary Supply, Lampert Vet Supply, Valley Vet Supply, Miller Vet Supply, all of which offer online products similar to our proposed plan. Numerous other second tier resellers are entering into the marketplace.

We anticipate that most, if not all, of our competitors will have greater name and brand recognition and access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to maintain their customers due to loyalty and comfort vs. change their behavior and be motivated to purchase from a different source.

We cannot assure you that we will be able to manage the growth of our Company effectively.

We plan to experience growth in demand for our products once we are able to successfully market our eCommerce site. We expect our number of employees and number of customers to increase once we begin the marketing of our site, and we expect our growth to continue for the foreseeable future. The growth and expansion of our business and product offerings could place significant demands on our management and our operational and financial resources. We will need to manage multiple relations with various customers, manufacturers, and employees. To effectively manage our growth, we will need to continually implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our employee base.

Government regulation of the Internet and eCommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We will be subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and eCommerce. Existing and future regulations and laws could impede the growth of the Internet or other online products. These regulations and laws may involve taxation, tariffs, customer privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment products and the characteristics and quality of products. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or eCommerce.

Failure to comply with federal and state privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal and state laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal and state legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. We will post privacy policies and practices concerning the collection, use and disclosure of customer data on our website and future applications. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal or state privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of customers or merchants and adversely affect our business. Federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

Our business will depend on our ability to maintain and scale the website and fulfillment center; and any significant disruption in product on our website or applications could result in a loss of customers.

Customers will access our products to order through our website. Our reputation and ability to acquire, retain and serve our customers will be dependent upon the reliable performance of our website, eCommerce platform and Concord, our fulfillment center. As our customer base and the amount of products offered on our website begins to grow, we will need an increasing amount of network capacity. The operation of the eCommerce platforms for product inventory will be complex and could result in operational failures. In the event that our customer base or the amount of traffic to our website grows more quickly than anticipated, we may be required to incur significant additional costs. Interruptions in these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our website and applications, and prevent our customers from accessing our products. Third-party providers will host our network infrastructure. Any disruption in these products or any failure of these providers to handle traffic could significantly harm our business.

Our business may be subject to seasonal sales fluctuations that could result in volatility or have an adverse effect on the market price of our Common Stock.

Our business may be subject to some degree of sales seasonality; for example, during allergy season, allergen supplies will be more in demand.

As we grow our Company, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Common Stock.

We will be subject to payments-related risks.

We plan to accept payments using Paypal, which accepts credit card, debit card, and PayPal account payments. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we will pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We will rely on third parties to provide payment-processing products, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these products to us. We will also be subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.

RISKS RELATING TO THE COMMON STOCK

The Company’s stock price may be volatile.

The market price of the Company’s Common Stock is likely to be highly volatile and could fluctuate widely in price in response to various potential factors, many of which will be beyond the Company’s control, including the following:

•	products by the Company or its competitors;
•	additions or departures of key personnel;
•	the Company’s ability to execute its business plan;
•	operating results that fall below expectations;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s Common Stock.

As a public company, we will incur substantial expenses.

Upon declared effectiveness of this Registration Statement by the SEC, we will become subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we are incurring substantial expenses in connection with the preparation of this Registration Statement. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our sole officer and director, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that relate to the application of the SEC’s penny stock rules in trading our securities and require that a broker/dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity and liquidity of our Common Stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our Common Stock, reducing a shareholder’s ability to resell shares of our Common Stock.

We may be exposed to potential risks resulting from new requirements under section 404 of the Sarbanes-Oxley Act of 2002.

In addition to the costs of compliance with having our shares listed on the OTCBB, there are substantial penalties that could be imposed upon us if we fail to comply with all regulatory requirements. In particular, under Section 404 of the Sarbanes-Oxley Act of 2002, as a smaller reporting company, our management will be required to provide a report on the effectiveness of our internal controls over financial reporting, beginning with our second annual report, and we will not be required to provide an auditor’s attestation regarding such report. We have not assessed the effectiveness of our disclosure controls and procedures or our internal controls over financial reporting, and we expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification requirements. Additionally, investors should be aware of the risk that management may assess and render the Company’s internal controls ineffective, which could have a material adverse effect on the Company’s financial condition or result of operations.

If a market for our Common Stock does not develop, shareholders may be unable to sell their shares.

A market for our Common Stock may never develop. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board. However, there is no guarantee that our shares will be traded on the Bulletin Board, or, if traded, a public market may not materialize. If our Common Stock is not traded on the Bulletin Board or if a public market for our Common Stock does not develop, investors may not be able to re-sell the shares of our Common Stock that they have purchased and may lose all of their investment.

The Company’s Common Stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

The Company’s Common Stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000. These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

The elimination of monetary liability against the Company’s existing and future directors, officers and employees under Florida law and the existence of indemnification rights to the Company’s existing and future directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s Articles of Incorporation contain specific provisions that eliminate the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its existing and future directors and officers to the extent provided by Florida law. The Company may also have contractual indemnification obligations under any employment agreements it may have with its officers and directors. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against existing and future directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s existing and future directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Space and Plants

We currently are using a portion of our Chief Executive Officer’s second home as our corporate headquarters, this space is located at 9612 West Hawthorne, Crystal River, Florida 34428 and we are using the space rent-free. Edward Aruda has a primary home residence in Carlsbad, CA, and often conducts business for VOS from this secondary location. As of the date of this filing, we have not sought to locate a space to lease for office space. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 23, 2015, we received Effect for our Form S-1 Registration Statement for which we are offering 6,000,000 shares for sale to the public.

As of March 31, 2016, there were 50,000,000 shares of our common stock outstanding and one stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2016, we did not have any authorized Equity Compensation Plans.

Recent Sales of Unregistered Securities

None.

Penny Stock Regulations and Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock once we obtain a listing on a regulated market.  Therefore, stockholders may have difficulty selling their shares of our common stock.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 1, 2015 concurrent with his resignation as an officer and director, Mr. Harold Minsky returned 10,000,000 shares of the Company's common stock in exchange for $1,000 which shares are held as Treasury Stock.

Transfer Agent

The Company has not yet engaged a transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

	December 31, 2015	December 31, 2014
Revenue, net	$800	$83
Operating Expenses	(111,163)	(72,180)
Net loss	(90,883)	(72,097)
Total Assets	14,547	364
Total Liabilities	(88,377)	(57,311)
Stockholders’ Deficit	(73,830)	(56,947)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our  financial statements and the notes thereto included in this Report beginning on page F-1. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation of intangible assets and investments, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Our results of operations are presented below:

Results of Operations for the Twelve Months Ended December 31, 2015 compared to the Twelve Months Ended December 31, 2014.

During the twelve months ended December 31, 2015 we incurred a net loss of $90,883, compared to a net loss of $72,097 during the same period in fiscal December 31, 2014. The increase in our net loss during the year ended December 31, 2015 was primarily due to increased operating expense, including General and Administrative and Selling Expenses.  During fiscal 2015 we recorded a gain of $19,480 in respect to the cancelation of a convertible note with no similar transaction in fiscal 2014.  In fiscal 2014 we incurred a one-time participation fee of $50,000 with respect to our entry into the veterinary supply business, with no recurring expense in fiscal 2015.

Liquidity and Capital Resources

As of December 31, 2015 we had $1,870 in cash and $14,547 in total assets, and $88,377 in total liabilities as compared to $364 in cash and total assets, and $57,311 in total liabilities as of December 31, 2014.

The Company is looking to raise up to $600,000 to fund its proposed operations for the next twelve months. It intends to fund operations by a combination of related party loans and equity placements.

There can be no assurance that continued funding will be available on satisfactory terms.

For the year ending December 31, 2015 we used net cash of $24,710 in operating activities, compared to net cash provided of $364 in operating activities during the same period in fiscal December 31, 2014.

During the year ended December 31, 2015, net cash of $26,216 was provided by financing activities compared to net cash of $Nil during the same period in fiscal December 31, 2014.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements appear beginning on page F-1.

VET ONLINE SUPPLY INC.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vet Online Supply, Inc.:

We have audited the accompanying balance sheet of Vet Online Supply, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2015 and for the period May 31, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Vet Online Supply, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period May 31, 2014 (inception) through December 31, 2014, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 14, 2016

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$1,870	$364
Deferred offering costs	12,500	-
Other receivable	177	-
Total current assets	14,547	364

TOTAL ASSETS	$14,547	$364

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$18,641	$311
Accounts payable – related parties	12,000	7,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	7,736	-
Total current liabilities	88,377	57,311

Total liabilities	88,377	57,311

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 90,000,000; 60,000,000 shares issued and 50,000,000 shares outstanding as of December 31, 2015 and 10,000,000 shares issued and outstanding as of December 31,2014	60,000	10,000
Treasury stock, at cost (10,000,000 shares at $0.0001)	(1,000)	-
Additional paid in capital	30,150	5,150
Accumulated deficit	(162,980)	(72,097)
Total stockholder’s deficit	(73,830)	(56,947)
TOTAL LIABILITIES & EQUITY	$14,547	$364

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Net sales	$3,681	$1,008
Cost of goods sold	(2,881)	(925)
Gross profit	800	83

Selling, general and administrative expenses	(111,163)	(22,180)
Participation fee, reseller agreement	-	(50,000)

Income (loss) from operations	(110,363)	(72,097)

Gain from cancelation of convertible note	19,480	-

Net (loss)	(90,883)	(72,097)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	36,739,726	10,000,000

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Treasury Stock	Preferred shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2014	-	$-	$-	-	$-	$-	$-	$-
Issuance of common stock for Services	10,000,000	10,000	-	-	-	5,150	-	15,150
Net loss for the period	-	-	-	-	-	-	(72,097)	(72,097)
Balance, December 31, 2014	10,000,000	10,000	-	-	-	5,150	$(72,097)	(56,947)
Shares returned to treasury	(10,000,000)	-	(1,000)	-	-	-	-	(1,000)
Issuance of common stock for services	50,000,000	50,000	-	-	-	25,000	-	75,000
Net loss for the year	-	-	-	-	-	-	(90,883)	(90,883)
Balance, December 31, 2015	50,000,000	$60,000	$(1,000)	-	$-	$30,150	$(162,980)	$(73,830)

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(90,883)	$(72,097)
Adjustments to reconcile net income to net cash provided from operating activities:
Shares issued for services	75,000	15,150
Reseller fee settled with convertible promissory note	-	50,000
Gain on waiver of convertible notes payable	(19,480)	-
Changes in operating assets and liabilities:
Deferred offering costs	(12,500)	-
Accounts payable	18,330	311
Accounts payable – related party	5,000	7,000
Other receivable	(177)	-
Net cash provided( used by) operating activities	(24,710)	364

Cash Flows From Financing Activities
Cash repurchase of issued shares	(1,000)
Convertible notes payable	19,480	-
Promissory notes payable	7,736	-
Net cash provided from financing activities	26,216	-

Increase (decrease) in cash and cash equivalents	1,506	364
Cash and cash equivalents at beginning of period	364	-
Cash and cash equivalents at end of period	$1,870	$364

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Vet Online Supply Inc. (the "Company") is a Florida corporation incorporated on May 31, 2014. We are a US based reseller of premium veterinary supplies. The goal of "Vet Online Supply" is to provide the USA with value priced, superior quality products. Vet Online Supply sources our products through Concord Veterinary Supply. Concord, established in 1999, is now one of Canada’s largest, independent suppliers of veterinary surgical and dental instruments. Our headquarters are located at 9612 West Hawthorne Crystal River, Florida 34428.

During August 2015 the Company filed amended articles with the Florida Secretary of State to:

-	Set a series of preferred stock, each one share being convertible into one share of common stock and with no voting rights;
-	Set par value for each of the preferred and common stock at $0.001 per share.

These financial statements include the retroactive application of this amendment.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We have engaged a legal consulting firm to assist us in registering securities for trading by filing a Form S-1 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Bulletin Board. We are now exploring sources of capital. In the current development stage, we anticipate incurring operating losses as we implement our business plan.

Financial Statement Presentation: The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Fiscal year end: The Company has selected December 31 as its fiscal year end.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

 Revenue recognition and related allowances: Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2015 and December 31, 2014 are Nil.

Inventories: The Company is a reseller of premium veterinary supply products and as such will not maintain inventory as all items are directly drop shipped to customers when ordered and no inventory is held on hand as a result.

Warranty: The Company is a reseller of products which are shipped to our customers directly from the manufacturer and as a result, there are no costs that may be incurred by the Company under the terms of the limited warranty provided by the manufacturers directly to the purchasers. We do not provide any provisions for obligations which may arise under manufacturer’s warranties and therefore at no time incur any warranty liabilities.

VET ONLINE SUPPLY INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $15,000 during the year ended December 31, 2015 (2014 - $Nil).

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New Accounting Pronouncements:

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

VET ONLINE SUPPLY INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

3.	DEFERRED OFFERING COSTS

The Company has filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $12,500 in costs relating to such Registration Statement will be charged to capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense. Presently the costs are reflected on the balance sheets of the Company as Deferred offering costs.

4.	RESELLER AGREEMENT AND PROMISSORY NOTE

On June 1, 2014 the Company entered into a Reseller Agreement with Concord Veterinary Supplies Inc. “Concord” whereunder Concord has authorized the non-exclusive right to Vet Online Supply, Inc. to market, promote, advertise, sell, distribute and deliver, veterinary products carried by Concord Veterinary Supply, which are listed on www.concord-surgical.com, for a one-time fee of $50,000. The fee payable has been secured by an interest free convertible promissory note (the “Note”) due within ninety (90) days of the Company getting notice of effect from its S-1 Registration Statement as filed with the Securities and Exchange Commission, which occurred December 22, 2015. At any time prior to maturity of the Note, Concord Veterinary Supply may elect to convert the debt amount into shares of the common stock of the Company at a fixed price of $0.10 per share.

There is no beneficial conversion feature resulting from the conversion price compared to market price.

5.	COMMON AND PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock with par value of $0.001 and 90,000,000 shares of common stock, with par value of $0.001. Each one share of preferred stock is convertible into one share of common stock, and preferred stock carries no voting rights.  As of December 31, 2015 and 2014, no preferred shares were issued and outstanding.

Common Shares issued during the year ended December 31, 2015:

On May 1, 2015, Mr. Minsky returned 10,000,000 shares of the Company issued for services provided during fiscal 2014 in exchange for $1,000.  The shares were returned to treasury and the Company posted as treasury stock in the amount of $1,000 using the cost method.

On May 1, 2015 a signing bonus in the amount of $75,000 payable by way of 50,000,000 shares of the Company’s common stock as determined by the Company’s board of directors, was issued to our sole officer and director, Mr. Edward Aruda.

Common Shares issued during the year ended December 31, 2014:

Effective December 31, 2014 the Company issued 10,000,000 shares of common stock as consideration for invoiced services provided valued at $15,150 to our former officer and director, Mr. Harold Minsky.

As at December 31, 2015, there were 60,000,000 shares issued and 50,000,000 shares outstanding, and as at December 31, 2014 we had 10,000,000 common shares issued and outstanding.

6.	WEBSITE DEVELOPMENT AGREEMENT

On March 1, 2015, the Company signed an engagement with a third party whereby the third party will provide design, technical development and interactive media services on the existing website running on the commerce platform for increased sales objectives.

A flat fee of $15,000 payable upon signing the engagement, has been expensed in the current period and is included on the balance sheets as accounts payable.

VET ONLINE SUPPLY INC.

NOTES TO FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

(1) Mr. Harold Minsky

On December 31, 2014 Mr. Minsky agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period (the “Term”) under an employment agreement beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Mr. Minsky or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, Mr. Minsky shall continue to receive a monthly fee of $1,000 per calendar month.

On May 1, 2015, the Company received the resignation of the President and sole director, Mr. Harold Minsky. In addition, Mr. Minsky concurrently agreed to return 10,000,000 shares of the Company issued for services provided in exchange for $1,000 effective as of the date of his resignation.

During the year ended December 31, 2015 a total of $11,000 has been accrued in respect of the aforementioned agreement. As of December 31, 2015, $12,000 is reflected on the Company’s balance sheet as accounts payable – related party (December 31, 2014 - $7,000).

(2) Mr. Edward Aruda

On May 1, 2015 Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement beginning on the Effective Date, and thereafter the Term may be renewable for six months unless and until such time as either Mr. Edward Aruda or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 50,000,000 shares of the Company’s common stock was issued as fully paid an non assessable to Mr. Aruda effective as of the date of the agreement.

On December 31, 2015, the Company issued a Promissory Note in the principal amount of $7,736 to Mr. Edward Aruda, to evidence various funds previously advanced by Mr. Aruda to the Company during the year ended December 31, 2015 in order to settle certain accounts as they came due. The Promissory Note bears interest at 10% per annum and is due and payable on December 1, 2016.

8.	CONVERTIBLE PROMISSORY NOTES

On June 30, 2015 and on September 29, 2015, the Company issued Convertible Promissory Notes, in the principal amount of $16,240 and $3,240, respectively to Kensington Marketing LLC, to evidence various funds previously advanced by Kensington Marketing LLC to the Company during the nine months ended September 30, 2015. The Convertible Promissory Note  is interest free and due and payable on within ninety (90) days of the Company getting notice of effect from its S-1 Registration Statement as filed with the Securities and Exchange Commission, and was received on December 22, 2015. At any time prior to the maturity of the Convertible Promissory Note, Kensington Marketing LLC may elect to convert the debt amount into shares of the common stock of the Company at a fixed price of $0.10 per share.

There is no beneficial conversion feature resulting from the conversion price compared to market price.

Subsequent to the fiscal year end Kensington Marketing LLC agreed to forgive the aforementioned convertible notes for no consideration, and waived its rights to conversion.  Kensington Marketing provided the Company with a form of Waiver and Release in the full principal amount of $19,480. This transaction has been impacted as at December 31, 2015 and a total of $19,480 has been reflected as a gain on the Company’s statements of operations.

VET ONLINE SUPPLY INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

9.	INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through December 31, 2015 of approximately $162,980, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $55,400 at December 31, 2015. For the year ended December 31 2015, the valuation allowance increased by approximately $30,900.

The Company had deferred income tax assets as of December 31, 2015 and 2014 as follows:

	December 31, 2015	December 31, 2014
Loss carryforwards	$55,400	$24,500
Less - valuation allowance	(55,400)	(24,500)
Total net deferred tax assets	$-	$-

10.	SUBSEQUENT EVENTS

Subsequent to the fiscal year end Kensington Marketing LLC agreed to forgive certain Convertible Promissory Notes (ref Note 8 above) for no consideration, and waived its rights to conversion. This transaction has been recorded as though it had occured as at December 31, 2015.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us. Our Board of Directors is comprised of only one class of director.

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2015.

Name	Age	Position
Edward Aruda	56	Director, Chairman, President, CEO, CFO, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Edward Aruda: Director, Chairman, President, CEO, CFO, Secretary and Treasurer

Mr. Aruda is responsible for the overall management of the company as well as the marketing programs, brand management, and corporate sponsorships.

Since 1990, Mr. Aruda has been involved in marketing and sales and has held various management positions. Mr. Aruda worked as a Registered Representative of the NASD and previously held series 22, 6 and 63 licenses. He has overseen the successful financing and development of numerous start-up companies, and is an entrepreneurial executive with more than 25 years of experience managing sales, marketing, operations and personnel. He has a motivational management style with a record of building and retaining highly motivated employees and has been successful in identifying opportunities for company growth.

Mr. Aruda was asked to serve as our CEO and Director because he has worked as a CEO in several start up companies with an emphasis on strategic business development and marketing.  He has been successful in obtaining financing for investment programs throughout North America, where he directed major investment and other partnering initiatives; we feel that Mr. Aruda will be instrumental in moving the Company forward because of his work with innovative sales and marketing strategies, his experience with start up companies, and his ability to move companies toward future growth.

Mr. Aruda currently holds, or has held, the positions set forth below:

Right Energy, Inc.: CEO and Director; 4/22/2015 to Present

An oil and gas exploration company, I manage the day-to-day operations of the company, coordinating activity with industry affiliates. I am responsible for marketing drilling opportunities to industry partners. We currently are focused on developing properties in the San Joaquin Basin of California.

Source Gold Corporation: President; 3/25/2014 to Present

Mr. Aruda oversees week-to-week operations of the Company, as well as various consultants engaged in field activities. Duties include environmental issue management, compliance with federal, state, and county agencies, and monitoring lease acquisition for the Company.

Grid Petroleum Corporation: President; 9/8/2015 to Present

The position of President requires me to look after the hydrocarbon rights owned by the Company and to interface with royalty owners of the production in the various markets the Company operates.

Santa Rosa Resources, Inc.: CEO and Director; 5/19/2011 to 4/21/2015

Responsible for all management decisions and company operations, I act as liaison with various vendors and industry partners to enable the company to achieve its objectives. I gather industry data and analyze spending patterns to highlight the potential for future growth. I supervise sales and marketing activities including lead generation, trade advertising, account development management and pricing.

Saddleback Resources, Inc.: CEO and Director; 1/22/2007 to 5/18/2011

In addition to the day-to-day management of the company I managed all facets of prospect acquisitions. In addition, Mr. Aruda worked with other industry partners to complete projects and acquire new ones. He was responsible for deal negotiations and closing, sales and marketing strategies for the company and marketing strategy implementation.

None of the corporations that Mr. Aruda is an employee, officer or director of is a parent, subsidiary or other affiliate of the Company.

Mr. Aruda will dedicate approximately 20 hours weekly to VOS; it is our belief that Mr. Aruda’s positions with other companies will not be a conflict with his position as President at VOS, and will not interfere with his ability to dedicate time to VOS.

Mr. Aruda’s greatest strengths are his creativity, drive and leadership. He has a talent in sales, as well as the ability to build quick rapport with the people he meets, not only in person, but over the telephone as well. Along with the management of the company, Mr. Aruda will be reaching out to  veterinary offices and clinics in order to introduce VOS; the relationships he forges will help turn those veterinary offices and clinics into a future customers.

In 2015, Edward was selected by the City of Carlsbad, California to receive its Best of Carlsbad Awards for Corporate Campus; he believes in giving back to the community and has worked as a volunteer for Food For Thought, a food bank in Northern California.  Mr. Aruda has over twenty-five years of marketing experience and has specialized in bringing cutting edge technology and innovative ideas to the market. Mr. Aruda divides his time between his home in Carlsbad, California with his wife, and their two children, and his Florida home office. In his free time, Edward likes to surf and is a retired Pacific Regional light heavyweight champion for the World Tae Kwon Do Federation.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost of retaining such a financial expert at this time is prohibitive. Further, because we are a development stage business, we believe the services of an audit committee financial expert are not necessary at this time.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, including his own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our officers or sole director.

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last fiscal year (together, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Edward Aruda (appointed May 1, 2015)	Chairman, CEO, President, Secretary and Treasurer	2015	75,000(3)	-0-	-0-	-0-	-0-	-0-	-0-	75,000
Harold Minsky (resigned May 1, 2015)	Chairman, CEO, President, Secretary and Treasurer	2015 2014	4,000(1) 7,000(1)	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 15,150(2)	4,000 22,150

Notes to Summary Compensation Table:
(1)
As a result of a verbal agreement between the Company and Mr. Minsky, Mr, Minsky received a stipend of $1,000 for services rendered between June 1 and December 31, 2014.  A total of $7,000 has been accrued but unpaid as of December 31, 2014. Pursuant to a Management Agreement dated December 31, 2014 and made effective December 31, 2014, Mr. Minsky agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period beginning on the Effective Date, and thereafter the Term would be automatically extended for successive one-year periods unless and until such time as either Mr. Minsky or the Company gave written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension would occur. In exchange, Mr. Minsky would receive a monthly fee of $1,000 per calendar month. Such fee payable on the first day of each calendar quarter. Mr. Minsky resigned on May 1, 2015. The fees due and owing Mr. Minsky remain accrued and unpaid as the date of this filing.

(2)
 Mr. Minsky received a total of 10,000,000 shares of common stock as consideration for the provision of services to the Company in the form of website development for marketing purposes.  On May 1, 2015 Mr. Minsky returned these shares to treasury for cancelation in consideration for $1,000.

(3)
On May 1, 2015 Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement renewable for six months unless and until such time as either Mr. Edward Aruda or the Company were to give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 50,000,000 shares of the Company’s common stock was issued as fully paid and non assessable to Mr. Aruda effective as of the date of the agreement.

Employment Agreements

On May 1, 2015 Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement beginning on the Effective Date, and thereafter the Term may be renewable for six months unless and until such time as either Mr. Edward Aruda or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 50,000,000 shares of the Company’s common stock was issued as fully paid an non assessable to Mr. Aruda effective as of the date of the agreement.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

We have no plans to begin paying our directors any cash compensation until our business becomes operationally profitable. We may, however, reimburse our directors for any out-of-pocket travel and lodging expenses associated with their attendance of Board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at March 31, 2016, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 31, 2016 we had 50,000,000 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Edward Aruda 9612 West Hawthorne Crystal River Florida 34428	50,000,000	100%
	Total	50,000,000	100%

(1)  Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015 we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2016.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Company was incorporated in the State of Florida on May 31, 2014, by our founder, Ms. Kristy Pedotti.  The Company verbally retained the services of Mr. Harold Minksy and for his services, on December 31, 2014, the Company authorized the issuance of 10,000,000 shares of its Common Stock, at $0.001515 to Harold Minsky.. As a result, Mr. Minsky owned 100% of the issued and outstanding common shares of the Company.  Additionally, and as a result of a verbal agreement between the Company and Mr. Minsky, he received a stipend of $1,000 for services rendered between June 1, 2014 and December 31, 2014.

Ms. Pedotti approached the owner of Kensington Marketing, and Ms. Pedotti’s cousin, Amy Munro Swanson Chaffe, and asked if Ms. Chaffe’s company could assist in taking Vet Online Supply public.  Kensington Marketing has acted, and continues to act, as a consultant to the Company with regard to the preparation of documents relative to a start-up company as well as to taking the company public. Additionally, Kensington Marketing entered into a promissory note with the Company for payments it made on behalf of the Company and relative to start-up costs of the Company.

On December 31, 2014, the Company entered into a Management Agreement (the “Management Agreement”) with Mr. Harold Minsky. Pursuant to the Management Agreement, Mr. Minsky agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period beginning on the Effective Date, and thereafter the Term shall be automatically extended for successive one-year periods unless and until such time as either Ms. Minsky or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, Mr. Minsky shall receive a monthly fee of $1,000 per calendar month. Such fee shall be payable on the first day of each calendar quarter. Mr. Minsky agreed to accrue the fees until such time as the Company has sufficient resources to settle such amounts.

Upon Mr. Minsky being appointed as President and to our Board of Directors, Ms. Kristy Pedotti, who founded our Company, left the Company to pursue other personal pursuits and is no longer involved in the Company, nor does she currently have any affiliation with the Company.

Mr. Minsky resigned all of the positions he held with the Company, effective May 1, 2015. Upon his resignation, he returned his 10,000,000 shares to the Company for cancelation and in consideration of $1,000. A total of $11,000 has been accrued but unpaid as of September 30, 2015 in respect of his management agreement, and $1,000 is included in accounts payable – related party in respect of the $1,000 consideration for return of the shares.

On May 1, 2015 Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement beginning on the Effective Date, and thereafter the Term may be renewable for six months unless and until such time as either Mr. Edward Aruda or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 50,000,000 shares of the Company’s common stock was issued as fully paid and non-assessable to Mr. Aruda effective as of the date of the agreement.  As a result Mr. Aruda owns 100% of the issued shares of the Company.

Further, Mr. Aruda provides us with office space free of charge at this time.

Other than the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	any of our director(s) or executive officer(s);
(B)	any nominee for election as one of our directors;
(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or
(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred auditing expenses of approximately $8,100 and $4,320, respectively, which includes audit and review engagement services.  There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation of Vet Online Supply, Inc.*
3.2	Bylaws of Vet Online Supply, Inc.*
3.3	Amendment to Articles of Incorporation*
4.1	Form of Subscription Agreement*
10.1	Management Agreement between the Company and Edward Aruda dated May 1, 2015*
10.2	March 1, 2015 Consulting Engagement Separation Degrees-One, Inc.*
10.3	Reseller Agreement with Concord Veterinary Supply*
10.4	Convertible Promissory Note between the Company and Kensington Marketing LLC dated June 30, 2015*
10.5	Convertible Promissory Note between the Company and Kensington Marketing LLC dated September 29, 2015*
10.6	Convertible Promissory note between the Company and Concord Veterinary Supply dated June 1, 2014*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act**
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act**
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

 *Filed previously
**Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vet Online Supply, Inc.

Date: April 14, 2016	By: /s/ Edward Aruda
Edward Aruda
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward Aruda	Chief Executive Officer and Director	April 14, 2016
Edward Aruda

/s/ Edward Aruda	Chief Financial Officer	April 14, 2016
Edward Aruda