Form 10-Q
period 2016-03-31
Vet Online Supply Inc
filed 2016-05-16
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-207001

Vet Online Supply Inc.
 (Exact name of registrant as specified in its charter)

Florida	47-0990570	5047
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

9612 West Hawthorne Crystal River, Florida Tel. (442) 222-4425
(Address and telephone number of principal executive offices)

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

As of May 11, 2016 the Registrant had 50,000,000 shares of common stock issued and outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements.". These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-7

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,214	$1,870
Deferred offering costs	-	12,500
Other receivable	177	177
Total current assets	2,391	14,547

TOTAL ASSETS	$2,391	$14,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$21,781	$18,641
Accounts payable – related parties	12,193	12,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	10,507	7,736
Total current liabilities	94,481	88,377

Total liabilities	94,481	88,377

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 90,000,000; 60,000,000 shares issued and 50,000,000 shares outstanding as of March 31, 2016 and December 31, 2015	60,000	60,000
Treasury stock, at cost (10,000,000 shares at $0.0001)	(1,000)	(1,000)
Additional paid in capital	30,150	30,150
Accumulated deficit	(181,240)	(162,980)
Total stockholder’s deficit	(92,090)	(73,830)
TOTAL LIABILITIES & EQUITY	$2,391	$14,547

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$503	$1,263
Cost of goods sold	(323)	(1,033)
Gross profit	180	230

Selling, general and administrative expenses	(5,747)	(22,657)
Deferred offering costs	(12,500)	-
Total operating expense	(18,247)	(22,657)

Income (loss) from operations	(18,067)	(22,427)

Interest expenses	(193)	-

Net (loss)	(18,260)	(22,427)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	50,000,000	10,000,000

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(18,260)	$(22,427)
Adjustments to reconcile net income to net cash provided from operating activities:
Changes in operating assets and liabilities:
Deferred offering costs	12,500	(12,500)
Accounts payable	3,140	20,109
Accounts payable – related party	193	3,000
Other receivable	-	(177)
Net cash provided( used by) operating activities	(2,427)	(11,995)

Cash Flows From Financing Activities
Cash repurchase of issued shares	-
Convertible notes payable	-	13,000
Promissory notes payable	2,771	-
Net cash provided from financing activities	2,771	13,000

Increase (decrease) in cash and cash equivalents	344	1,005
Cash and cash equivalents at beginning of period	1,870	364
Cash and cash equivalents at end of period	$2,214	$1,369

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We have filed a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission and are in the process of applying for a listing on the OTC Bulletin Board. We are now exploring sources of capital. In the current development stage, we anticipate incurring operating losses as we implement our business plan.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2016 and December 31, 2015 are Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the three-month period ended March 31, 2016 ($15,000 – Mar 31, 2015)

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

New Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The Company has filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $12,500 in costs relating to such Registration Statement previously capitalized have been expensed in full as at March 31, 2016 as the offering remains unfunded.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company has authorized 10,000,000 shares of preferred stock with par value of $0.001 and 90,000,000 shares of common stock, with par value of $0.001. Each one share of preferred stock is convertible into one share of common stock, and preferred stock carries no voting rights.  As of March 31, 2016 and December 31, 2015, no preferred shares were issued and outstanding.

Common Shares issued during the three months ended March 31, 2016:

None

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

As at March 31, 2016 and December 31, 2015, there were 60,000,000 shares issued and 50,000,000 shares outstanding.

6.	RELATED PARTY TRANSACTIONS

(1) Mr. Harold Minsky, Former President and director

On May 1, 2015, the Company received the resignation of the President and sole director, Mr. Harold Minsky. In addition, Mr. Minsky concurrently agreed to return 10,000,000 shares of the Company issued for services provided in exchange for $1,000 effective as of the date of his resignation.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (cont’d)

During the year ended December 31, 2015 a total of $11,000 has been accrued in respect of fees payable to our former President and director. As of March 31, 2016 and December 31, 2015, $12,000 is reflected on the Company’s balance sheet as accounts payable – related party.

(2) Mr. Edward Aruda, President, CEO and director

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

On March 31, 2016, the Company issued a Promissory Note in the principal amount of $2,771 to Mr. Edward Aruda, to evidence various funds previously advanced by Mr. Aruda to the Company during the three month ended March 31, 2016 in order to settle certain accounts as they came due. The Promissory Note bears interest at 10% per annum and is due and payable on December 1, 2016.

The Company accrued interest expenses of $193 in respect of above notes during the three months ended March 31, 2016.

7.	INCOME TAXES

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through March 31, 2016 of approximately $181,240, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $61,266 at March 31, 2016. For the three months ended March 31, 2016, the valuation allowance increased by approximately $6,208.

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Vet Online Supply, Inc., unless otherwise indicated.

Corporate Information

Vet Online Supply, Inc. was incorporated in the State of Florida on May 31, 2014. We are a development stage company that engages in the sale of veterinary supplies for vet clinics of all sizes. We sell our products on the eCommerce web-based platform called OsCommerce, at our website www.vetonlinesupply.com. Our website gives our customers the ability to purchase veterinary supplies at affordable prices, making an order any time of the day, any day of the week. The Company’s fiscal year end is December 31.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2016 and audited financial statements for the year ended December 31, 2015, along with the accompanying notes.

At March 31, 2016 we had cash on hand totaling $2,214 (December 31, 2015 - $1,870), total assets of $2,391 (December 31, 2015 - $14,547) and liabilities of $94,481 (December 31, 2015 - $88,377). We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. To date loans when required have been able to be secured from management of the Company, however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2016). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.  We presently are seeking further financing up to $600,000 by way of an offering of securities on Form S-1 Registration Statement. To date we have raised any capital by way of this offering.

Results of Operations

For the three months ended March 31, 2016 and 2015

We have generated minimal gross profit since inception, and an amount totaling $180, during the three months ended March 31, 2016 as compared to $230 in gross profit during the three months ended March 31, 2015. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public issuer. Such general and administrative costs totaled $5,747 during the three months ended March 31, 2016 ($22,657 – March 31, 2015). The reduction to costs is primarily related to a reduction in legal fees and other professional fees associated with the initial filing of our Registration Statement on Form S-1. In addition, during the three months ended March 31, 2016 we expensed $12,500 in capitalized offering costs as we have not yet been successful in raising capital under our offering.  Our net loss for the three month period ended March 31, 2016 totaled $18,260, including interest expenses of $193 in the period, as compared to $22,427 at March 31, 2015 with no comparative charges for interest expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements, included herein.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM  3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.             CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.           RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

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

VET ONLINE SUPPLY, INC.

Date:	May 16, 2016	By:	/s/ Edward Aruda
		Name:	Edward Aruda
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director