Form 10-Q/A
period 2016-03-31
Vet Online Supply Inc
filed 2016-08-22
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

As of August 15, 2016 the Registrant had 50,355,000 shares of common stock outstanding.

EXPLANATORY NOTE

We are filing this Form 10-Q/A to restate certain financial reports contained in our financial statements included in our Form 10-Q filing for the three months ended March 31, 2016 (the “Original Form 10-Q”) as filed with the Securities and Exchange Commission on May 16, 2016 (the “Filing Date”).   As a result of data compiled after the filing date we are amending the unaudited financial statements contained in the Original Form 10-Q as follows:

•	To record deposits on hand for shares subscribed totaling $23,100 as at March 31, 2016 and reflect the issuance of 231,000 shares of common stock at $0.10 per share under our offering on Form S-1;
•	To allocate $12,500 in deferred offering costs previously expensed to additional paid in capital;
•	To update subsequent event disclosures to reflect further shares subscriptions totaling $12,400 in respect of the issuance of a total of 124,000 shares at $0.10 per share.

As a result of the aforementioned transactions the Company has restated its Balance Sheet, Income Statement, and Statement of Cash flows for the three months ended March 31, 2016 as well as the applicable notes to the financial statements. Further the Company has updated its disclosures contained in Part I – Item 2 Management’s Discussion and Analysis to reflect the aforementioned revisions.

Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on May 16, 2016.

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

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	March 31, 2016 (As restated) (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$25,314	$1,870
Deferred offering costs	-	12,500
Other receivable	177	177
Total current assets	25,491	14,547

TOTAL ASSETS	$25,491	$14,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$21,781	$18,641
Accounts payable – related parties	12,193	12,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	10,507	7,736
Total current liabilities	94,481	88,377

Total liabilities	94,481	88,377

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 90,000,000; 60,231,000 shares issued and 50,231,000 and 50,000,000 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	60,231	60,000
Treasury stock, at cost (10,000,000 shares at $0.0001)	(1,000)	(1,000)
Additional paid in capital	40,519	30,150
Accumulated deficit	(168,740)	(162,980)
Total stockholder’s deficit	(68,990)	(73,830)
TOTAL LIABILITIES & EQUITY	$25,491	$14,547

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016 (As restated)	2015
Net sales	$503	$1,263
Cost of goods sold	(323)	(1,033)
Gross profit	180	230

Selling, general and administrative expenses	(5,747)	(22,657)
Total operating expense	(5,747)	(22,657)

Income (loss) from operations	(5,567)	(22,427)

Interest expenses	(193)	-

Net (loss)	(5,760)	(22,427)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	50,034,811	10,000,000

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Ended March 31,
	2016 (As restated)	2015
Cash Flows From Operating Activities
Net loss	$(5,760)	$(22,427)
Adjustments to reconcile net income to net cash provided from operating activities:
Changes in operating assets and liabilities:
Deferred offering costs	-	(12,500)
Accounts payable	3,140	20,109
Accounts payable – related party	193	3,000
Other receivable	-	(177)
Net cash provided( used by) operating activities	(2,427)	(11,995)

Cash Flows From Financing Activities
Proceeds from private placement	23,100	-
Convertible notes payable	-	13,000
Promissory notes payable	2,771	-
Net cash provided from financing activities	25,871	13,000

Increase (decrease) in cash and cash equivalents	23,444,	1,005
Cash and cash equivalents at beginning of period	1,870	364
Cash and cash equivalents at end of period	$25,314	$1,369

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $12,500 in costs relating to such Registration Statement was applied to additional paid in capital as at March 31, 2016  .

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	RESTATMENT OF FINANCIAL RESULTS FOR THE PERIOD ENDED MARCH 31, 2016

During the preparation of second quarter ended June 30, 2016, the Company’s management deposited funds from shares subscribed totaling $23,100 which subscriptions were received and accepted as at and prior to March 31, 2016.

As a result of data compiled after the filing date we are amending the unaudited financial statements contained in the Original Form 10-Q for the period ended March 31, 2016 as follows:

	March 31, 2016 (As Restated)	March 31, 2016 (Original)
Balance Sheets:
Cash and cash equivalent	$25,314	$2,214
Total Assets	$25,491	$2,391

Common Stock:	60,231	60,000
Additional paid in capital	40,519	30,150
Accumulated deficit	(168,740)	(181,240)
Total stockholders’ deficit	(68,990)	(92,090)
Total Liabilities and Deficit	$25,491	$2,391

Statements of Operations:	Three Months Ended
	March 31, 2016 (As Restated)	March 31, 2016 (Original)
Deferring offering costs	$-	$(12,500)
Net (loss)	(5,760)	(18,260)

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	RESELLER AGREEMENT AND PROMISSORY NOTE

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

There is no beneficial conversion feature resulting from the conversion price compared to market price.

6.	COMMON AND PREFERRED STOCK

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

Common Shares issued during the three months ended March 31, 2016:

During the three months ended March 31, 2016, the Company received proceeds totaling $23,100 from various parties subscribing for a total of 231,000 shares at $0.10 per share under our Form S-1 registration statement.  231,000 shares of the Company’s common stock were issued in respect of these subscriptions.
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

As at March 31, 2016, there were 60,231,000 shares issued  and 50,231,000 shares outstanding.

7.	RELATED PARTY TRANSACTIONS

(1) Mr. Harold Minsky, Former President and director

On May 1, 2015, the Company received the resignation of the President and sole director, Mr. Harold Minsky. In addition, Mr. Minsky concurrently agreed to return 10,000,000 shares of the Company issued for services provided in exchange for $1,000 effective as of the date of his resignation.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS (cont’d)

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

On March 31, 2016, the Company issued a Promissory Note in the principal amount of $2,771 to Mr. Edward Aruda, to evidence various funds previously advanced by Mr. Aruda to the Company during the three month ended March 31, 2016 in order to settle certain accounts as they came due. The Promissory Note bears interest at 10% per annum and is due and payable on March 31, 2017.

The Company accrued interest expenses of $193 in respect of above notes during the three months ended March 31, 2016.

8.	INCOME TAXES

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through March 31, 2016 of approximately $168,740, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $57,300 at March 31, 2016. For the three months ended March 31, 2016, the valuation allowance increased by approximately $1,960.

9.	SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company has received proceeds totaling $12,400 from various parties subscribing for a total of 124,000 shares at $0.10 per share under our Form S-1 registration statement.  124,000 shares of the Company’s common stock were issued in respect of these subscriptions.

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

At March 31, 2016 we had cash on hand totaling $25, 314(December 31, 2015 - $1,870), total assets of $25,491 (December 31, 2015 - $14,547) and liabilities of $94,481 (December 31, 2015 - $88,377).  While the company has raised  some proceeds under its Form S-1 offering, we must secure additional funds in order to continue our business. We continue to receive advances from our sole officer and director in order to pay expenses related to meeting our public reporting obligations  including legal, accounting and filing fees.  We may be required to secure additional financing to fund future filings. To date loans when required have been able to be secured from management of the Company, however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2016). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.  To date we have raised a total of $35,500 under our Form S-1 registration statement which calls for total proceeds of $600,000.

Results of Operations

For the three months ended March 31, 2016 and 2015

We have generated minimal gross profit since inception, and an amount totaling $180, during the three months ended March 31, 2016 as compared to $230 in gross profit during the three months ended March 31, 2015. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public issuer. Such general and administrative costs totaled $5,747 during the three months ended March 31, 2016 ($22,657 – March 31, 2015). The reduction to costs is primarily related to a reduction in legal fees and other professional fees associated with the initial filing of our Registration Statement on Form S-1. Our net loss for the three month period ended March 31, 2016 totaled $5,760, including interest expenses of $193 in the period, as compared to $22,427 at March 31, 2015 with no comparative charges for interest expenses.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Vet Online Supply, Inc.
3.2	Bylaws of Vet Online Supply, Inc.
3.3	Amendment to Articles of Incorporation
4.1	Form of Subscription Agreement
10.1	Management Agreement between the Company and Edward Aruda dated May 1, 2015
10.2	March 1, 2015 Consulting Engagement Separation Degrees-One, Inc.
10.3	Reseller Agreement with Concord Veterinary Supply
10.4	Convertible Promissory Note between the Company and Kensington Marketing LLC dated June 30, 2015
10.5	Convertible Promissory Note between the Company and Kensington Marketing LLC dated September 29, 2015
10.6	Convertible Promissory note between the Company and Concord Veterinary Supply dated June 1, 2014
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date:	August 22, 2016	By:	/s/ Edward Aruda
		Name:	Edward Aruda
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director