Form 10-Q
period 2016-06-30
Vet Online Supply Inc
filed 2016-08-22
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-7

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,185	$1,870
Deferred offering costs	-	12,500
Other receivable	177	177
Total current assets	7,362	14,547

TOTAL ASSETS	$7,362	$14,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$26,830	$18,641
Accounts payable – related parties	-	12,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	5,240	7,736
Total current liabilities	82,070	88,377

Total liabilities	82,070	88,377

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 90,000,000; 60,355,000 shares issued and 50,000,000 shares outstanding as of June 30, 2016 and December 31, 2015	60,355	60,000
Treasury stock, at cost (10,000,000 shares at $0.0001)	(1,000)	(1,000)
Subscription receivable	(1,500)	-
Additional paid in capital	52,795	30,150
Accumulated deficit	(185,358)	(162,980)
Total stockholder’s deficit	(74,708)	(73,830)
TOTAL LIABILITIES & EQUITY	$7,362	$14,547

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	469	850	972	2,113
Cost of goods sold	(297)	(452)	(620)	(1,485)
Gross profit	172	398	352	628

Selling, general and administrative expenses	16,790	78,478	22,537	101,135
Total operating expense	16,790	78,478	22,537	101,135

Income (loss) from operations	(16,618)	(78,080)	(22,185)	(100,507)

Interest expenses	-	-	(193)	-

Net (loss)	(16,618)	(78,080)	(22,378)	(100,507)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	50,324,174	36,373,626	50,179,813	23,259,669

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(22,378)	$(100,507)
Adjustments to reconcile net income to net cash provided from operating activities:
Shares issued for services	-	75,000
Changes in operating assets and liabilities:
Deferred offering costs	-	(12,500)
Accounts payable	8,189	18,334
Accounts payable – related party	(12,000)	5,000
Other receivable	-	(177)
Net cash provided(used by) operating activities	(26,189)	(14,850)

Cash Flows From Financing Activities
Proceeds from private placement	34,000	-
Convertible notes payable	-	16,240
Repayment on promissory notes payable	(10,507)
Promissory notes payable	8,011	-
Net cash provided from financing activities	31,504	16,240

Increase (decrease) in cash and cash equivalents	5,315	1,390
Cash and cash equivalents at beginning of period	1,870	364
Cash and cash equivalents at end of period	$7,185	$1,754

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$193	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2016 and December 31, 2015 are Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the six-month period ended June 30, 2016 ($15,000 – Mar 31, 2015)

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Company has authorized 10,000,000 shares of preferred stock with par value of $0.001 and 90,000,000 shares of common stock, with par value of $0.001. Each one share of preferred stock is convertible into one share of common stock, and preferred stock carries no voting rights.  As of June 30, 2016 and December 31, 2015, no preferred shares were issued and outstanding.

 Common Shares issued during the six months ended June 30, 2016:

During the six months ended June 30, 2016, the Company has received proceeds totaling $35,500 from various parties subscribing for a total of 355,000 shares at $0.10 per share under our Form S-1 registration statement.  355,000 shares of the Company’s common stock were issued in respect of these subscriptions.

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

As at June 30, 2016, there were 60,355,000 shares issued and 50,355,000 shares outstanding.

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

During the six months ended June 30, 2016, the Company paid $12,000 in full to Mr. Harold Minsky.

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

On March 31, 2016 and June 30, 2016, the Company issued Promissory Notes in the principal amount of $2,771 and $5,240, respectively, to Mr. Edward Aruda, to evidence various funds previously advanced by Mr. Aruda to the Company during the six months ended June 30, 2016 in order to settle certain accounts as they came due. The Promissory Notes bear interest at 10% per annum and are due and payable March 31, 2017 and June 30, 2017, respectively.

During the six months ended June 30, 2016, the Company repaid $10,700 to Mr. Edward Aruda in respect of funds previously advanced, including $10,507 in principal and $193 in accrued interest.

As of June 30, 2016, $5,240 is reflected on the Company’s balance sheet as promissory notes payable – related party (December 31, 2015 - $7,736).

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through June 30, 2016 of approximately $185,350, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $63,000 at June 30, 2016. For the six months ended June 30, 2016, the valuation allowance increased by approximately $7,600.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2016 and audited financial statements for the year ended December 31, 2015, along with the accompanying notes.

At June 30, 2016 we had cash on hand totaling $7,185 (December 31, 2015 - $1,870), total assets of $8,862 (December 31, 2015 - $14,547) and liabilities of $82,070 (December 31, 2015 - $88,377). We must secure additional funds in order to continue our business. We continue to receive advances from our sole officer and director in order to pay expenses related to meeting our public reporting obligations including legal, accounting and filing fees.  We may be required to secure additional financing to fund future filings. To date loans when required have been able to be secured from management of the Company, however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2016). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.  To date we have raised a total of $35,500 under our Form S-1 registration statement which calls for total proceeds of $600,000.

Results of Operations

For the three months ended June 30, 2016 and 2015

We have generated minimal gross profit since inception, and an amount totaling $172 in gross profit during the three months ended June 30, 2016 as compared to $398 in gross profit during the three months ended June 30, 2015. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public issuer. Such general and administrative costs totaled $16,790 during the three months ended June 30, 2016 ($78,478 – June 30, 2015). The reduction to costs is primarily related to a reduction in legal fees and other professional fees associated with the initial filing of our Registration Statement on Form S-1. Our net loss for the three months ended June 30, 2016 totaled $16,618, as compared to $78,080 at June 30, 2015.

For the six months ended June 30, 2016 and 2015

We have generated minimal gross profit since inception, and an amount totaling $352 in gross profit during the six months ended June 30, 2016 as compared to $628 in gross profit during the six months ended June 30, 2015. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public issuer. Such general and administrative costs totaled $22,537 during the six months ended June 30, 2016 ($101,135 – June 30, 2015). The reduction to costs is primarily related to a reduction in legal fees and other professional fees associated with the initial filing of our Registration Statement on Form S-1. Our net loss for the six months ended June 30, 2016 totaled $22,378, including interest expenses of $193 in the period, as compared to $100,507 at June 30, 2015 with no comparative charges for interest expenses.

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