Form 10-Q/A
period 2016-03-31
Vet Online Supply Inc
filed 2016-10-13
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 2

Mark One
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-207001

Vet Online Supply Inc.
 (Exact name of registrant as specified in its charter)

Florida	47-0990750	5047
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

1401 Market Street, PMB 309 San Diego, CA 92101 Tel: 503-308-9178
(Address and telephone number of principal executive offices)

9612 West Hawthorne Crystal River, Florida Tel. (442) 222-4425
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 15, 2016 the Registrant had 7,553,250,000 shares of common stock outstanding.

EXPLANATORY NOTE

We are filing this Form 10-Q/A, Amendment No. 2 in order to amend the following:

•	To update the reported shares issued and outstanding on the cover page to reflect the impact of a 150 for 1 share split effective July 28, 2016;
•
To update the Subsequent Events disclosure included in the unaudited financial statements included herein to disclose the July 28, 2016 amendment to the Company's articles filed with the State of Florida to increase the Company's authorized common shares to 8,000,000,000.

In addition, the Company is filing Exhibit 101 to the Form 10-Q/A, Amendment No. 2, in accordance with Rule 405 of Regulation ST.

Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q/A (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q/A as filed on August 22, 2016.

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

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	March 31, 2016 (As restated) (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$25,314	$1,870
Deferred offering costs	-	12,500
Other receivable	177	177
Total current assets	25,491	14,547

TOTAL ASSETS	$25,491	$14,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$21,781	$18,641
Accounts payable – related parties	12,193	12,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	10,507	7,736
Total current liabilities	94,481	88,377

Total liabilities	94,481	88,377

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 90,000,000; 60,231,000 and 60,000,000 shares issued and 50,231,000 and 50,000,000 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	60,231	60,000
Treasury stock, at cost (10,000,000 shares at $0.0001)	(1,000)	(1,000)
Additional paid in capital	40,519	30,150
Accumulated deficit	(168,740)	(162,980)
Total stockholder’s deficit	(68,990)	(73,830)
TOTAL LIABILITIES & EQUITY	$25,491	$14,547

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

As a result of data compiled after the filing date we are amending the unaudited financial statements contained in the Original Form 10-Q for the period ended March 31, 2016 as follows:

	March 31, 2016 (As Restated)	March 31, 2016 (Original)
Balance Sheets:
Cash and cash equivalent	$25,314	$2,214
Total Assets	$25,491	$2,391

Common Stock:	60,231	60,000
Additional paid in capital	40,519	30,150
Accumulated deficit	(168,740)	(181,240)
Total stockholders’ deficit	(68,990)	(92,090)
Total Liabilities and Deficit	$25,491	$2,391

Statements of Operations:	Three Months Ended
	March 31, 2016 (As Restated)	March 31, 2016 (Original)
Deferred offering costs	$-	$(12,500)
Net (loss)	(5,760)	(18,260)

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	RESELLER AGREEMENT AND PROMISSORY NOTE

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

Subsequent to March 31, 2016 the Company’s board of directors and major shareholder approved a forward split of 150 to 1 and increased the Company's authorized common shares to 8,000,000,000 shares of common stock.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

On July 28, 2016 the Company filed an Amendment to its Articles of Incorporation with the State of Florida to increase the authorized common shares from 90,000,000 to 8,000,000,000.  Concurrently the Company's Board of Directors and major shareholder approved a forward split of 150 to 1 so that all of the issued and outstanding shares of the Company's Common Stock shall be increased to 150 shares of Common Stock for each 1 share of issued stock oustanding.

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

VET ONLINE SUPPLY, INC.

Date:	October 13, 2016	By:	/s/ Edward Aruda
		Name:	Edward Aruda
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director