Form 10-Q/A
period 2016-06-30
Vet Online Supply Inc
filed 2016-10-13
CIK 1641751

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

1401 Market Street, PMB 309 San Diego, CA 92101 Tel: (503) 308-9178
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

We are filing this Form 10-Q/A, Amendment No. 1 in order to amend the following:

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

In addition, the Company is filing Exhibit 101 to the Form 10-Q/A, Amendment No. 1, in accordance with Rule 405 of Regulation ST.

Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on August 22, 2016.

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

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-7

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,185	$1,870
Deferred offering costs	-	12,500
Other receivable	177	177
Total current assets	7,362	14,547

TOTAL ASSETS	$7,362	$14,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$26,830	$18,641
Accounts payable – related parties	-	12,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	5,240	7,736
Total current liabilities	82,070	88,377

Total liabilities	82,070	88,377

Commitments and Contingencies	-	-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 90,000,000; 60,355,000 and 60,000,000 shares issued and 50, 355,000 and 50,000,000 shares outstanding as of June 30, 2016 and December 31, 2015	60,355	60,000
Treasury stock, at cost (10,000,000 shares at $0.0001)	(1,000)	(1,000)
Subscription receivable	(1,500)	-
Additional paid in capital	52,795	30,150
Accumulated deficit	(185,358)	(162,980)
Total stockholder’s deficit	(74,708)	(73,830)
TOTAL LIABILITIES & EQUITY	$7,362	$14,547

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2016 and December 31, 2015 is Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the six-month period ended June 30, 2016 ($15,000 –  June 30, 2015)

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

On June 1, 2014 the Company entered into a Reseller Agreement with Concord Veterinary Supplies Inc., “Concord”, whereunder Concord has authorized the non-exclusive right to Vet Online Supply, Inc. to market, promote, advertise, sell, distribute and deliver, veterinary products carried by Concord Veterinary Supply, which are listed on www.concord-surgical.com, for a one-time fee of $50,000. The fee payable has been secured by an interest free convertible promissory note (the “Note”) due within ninety (90) days of the Company getting notice of effect from its S-1 Registration Statement as filed with the Securities and Exchange Commission, which occurred December 22, 2015. At any time prior to maturity of the Note, Concord Veterinary Supply may elect to convert the debt amount into shares of the common stock of the Company at a fixed price of $0.10 per share.

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

Subsequent to June 30, 2016 the Company’s board of directors and major shareholder approved a forward split of 150 to 1 and increased the Company's authorized common shares to 8,000,000,000 shares of common stock.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

On July 28, 2016 the Company filed an Amendment to its Articles of Incorporation with the State of Florida to increase the authorized common shares from 90,000,000 to 8,000,000,000.  Concurrently the Company's Board of Directors and major shareholder approved a forward split of 150 to 1 so that all of the issued and outstanding shares of the Company's Common Stock shall be increased to 150 shares of Common Stock for each 1 share of issued stock outstanding.

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