Form 10-Q
period 2016-09-30
Vet Online Supply Inc
filed 2016-10-20
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2016

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

1401 Market Street, PMB 309 San Diego, California 92101 Tel. (503) 308-9178
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

As of October 19, 2016 the Registrant had 7,553,250,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,610	$1,870
Deferred offering costs	-	12,500
Other receivable	177	177
Total current assets	4,787	14,547

TOTAL ASSETS	$4,787	$14,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$30,317	$18,641
Accounts payable, related parties	-	12,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	5,240	7,736
Total current liabilities	85,557	88,377

Total liabilities	85,557	88,377

Commitments and Contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 8,000,000,000; 7,553,250,000 shares issued and outstanding as of September 30, 2016, 9,000,000,000 shares issued and 7,500,000,000 shares outstanding as of December 31, 2015*	7,553,250	9,000,000
Treasury stock, at cost (1,500,000,000 shares)	-	(1,000)
Additional paid in capital	(7,441,100)	(8,909,850)
Accumulated deficit	(192,920)	(162,980)
Total stockholder’s deficit	(80,770)	(73,830)
TOTAL LIABILITIES & EQUITY	$4,787	$14,547
 *The retroactive impact of the 150 for 1 share split effective July 28, 2016 results in issued shares exceeding authorized capital as of December 31, 2015 due to the 1,500,000,000 issued shares held in treasury.

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$-	$511	$972	$2,624
Cost of goods sold	-	(492)	(620)	(1,977)
Gross profit	-	19	352	647

Selling, general and administrative expenses	7,431	5,494	29,968	106,629
Total operating expense	7,431	5,494	29,968	106,629

Income (loss) from operations	(7,431)	(5,475)	(29,616)	(105,982)

Interest expenses	(131)	-	(324)	-

Net (loss)	$(7,562)	$(5,475)	$(29,940)	$(105,982)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	7,553,250,000	7,500,000,000	7,526,971,950	4,840,659,300

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Month Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(29,940)	$(105,982)
Adjustments to reconcile net income to net cash provided from operating activities:
Shares issued for services	-	75,000
Changes in operating assets and liabilities:
Deferred offering costs	-	(12,500)
Accounts payable	11,676	20,558
Accounts payable – related party	(12,000)	5,000
Other receivable	-	(177)
Net cash (used by) operating activities	(30,264)	(18,101)

Cash Flows From Financing Activities
Proceeds from private placement	35,500	-
Convertible notes payable	-	19,480
Repayment of promissory notes payable, related party	(10,507)	-
Promissory notes payable, related party	8,011	-
Net cash provided from financing activities	33,004	19,480

Increase (decrease) in cash and cash equivalents	2,740	1,379
Cash and cash equivalents at beginning of period	1,870	364
Cash and cash equivalents at end of period	$4,610	$1,743

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$193	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 25, 2016, the Company filed a Certificate of Amendment with the State of Florida to increase the authorized Common Stock, par value $0.001, to 8,000,000,000 common shares, and to effect a forward split of 150 shares for each 1 share of the Company’s issued Common Stock (“Forward Split”). The effective date of the Forward Split is July 28, 2016.

All share and per share data contained in these financial statements reflects the retroactive application of the aforementioned forward share split.

To date, our activities have been limited to formation, the raising of equity capital, and the initial stages of implementation of our business plan. We have filed a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission, have received a notice of effect and trade on the OTC Markets, PINK under the symbol VTNL. We are continuing to explore additional sources of capital. We anticipate incurring operating losses as we continue to implement our business plan.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2016 and December 31, 2015 is Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the nine-month period ended September 30, 2016 ($15,000 – September 30, 2015)

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.	DEFERRED OFFERING COSTS

The Company has filed a Form S-1 Registration Statement to offer to the public up to 900,000,000 common shares at $0.000667 per share. The $12,500 in costs relating to such Registration Statement was applied to additional paid in capital as at March 31, 2016.

4.	RESELLER AGREEMENT AND PROMISSORY NOTE

On June 1, 2014 the Company entered into a Reseller Agreement with Concord Veterinary Supplies Inc., (“Concord”), where under Concord has authorized the non-exclusive right to Vet Online Supply, Inc. to market, promote, advertise, sell, distribute and deliver, veterinary products carried by Concord Veterinary Supply, which are listed on www.concord-surgical.com, for a one-time fee of $50,000. The fee payable has been secured by an interest free convertible promissory note (the “Note”) due within ninety (90) days of the Company getting notice of effect from its S-1 Registration Statement as filed with the Securities and Exchange Commission, which occurred December 22, 2015. At any time prior to maturity of the Note, Concord Veterinary Supply may elect to convert the debt amount into shares of the common stock of the Company at a fixed price of $0.000667 per share.

There is no beneficial conversion feature resulting from the conversion price compared to market price.

5.	COMMON AND PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock with par value of $0.001 and 8,000,000,000 shares of common stock, with par value of $0.001. Each one share of preferred stock is convertible into one share of common stock, and preferred stock carries no voting rights.  As of September 30, 2016 and December 31, 2015, no preferred shares were issued and outstanding.

Common Shares issued during the nine months ended September 30, 2016:

During the nine months ended September 30, 2016, the Company has received proceeds totaling $35,500 from various parties subscribing for a total of 53,250,000 shares at $0.000667 per share under our Form S-1 registration statement.  53,250,000 shares of the Company’s common stock were issued in respect of these subscriptions.

On July 25, 2016, 1,500,000,000 shares of treasury stock were returned.

Common Shares issued during the year ended December 31, 2015:

On May 1, 2015, Mr. Minsky returned 1,500,000,000 shares of the Company issued for services provided during fiscal 2014 in exchange for $1,000.  The shares were returned to treasury and the Company posted as treasury stock in the amount of $1,000 using the cost method.

On May 1, 2015 a signing bonus in the amount of $75,000 payable by way of 7,500,000,000 shares of the Company’s common stock as determined by the Company’s board of directors, was issued to our sole officer and director, Mr. Edward Aruda.

 As at September 30, 2016, there were 7,553,250,000 shares issued and outstanding.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

(1) Mr. Harold Minsky, Former President and director

On May 1, 2015, the Company received the resignation of the President and sole director, Mr. Harold Minsky. In addition, Mr. Minsky concurrently agreed to return 1,500,000,000 shares of the Company issued for services provided in exchange for $1,000 effective as of the date of his resignation.

During the year ended December 31, 2015 a total of $11,000 has been accrued in respect of fees payable to our former President and director, and a total of $12,000 is reflected on the Company’s balance sheet as accounts payable, related party as at December 31, 2015.

During the nine months ended September 30, 2016, the Company paid $12,000 in full to Mr. Harold Minsky.

(2) Mr. Edward Aruda, President, CEO and director

On May 1, 2015 Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement beginning on the Effective Date, and thereafter the Term may be renewable for six months unless and until such time as either Mr. Edward Aruda or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 7,500,000,000 shares of the Company’s common stock was issued as fully paid and non assessable to Mr. Aruda effective as of the date of the agreement.

On December 31, 2015, the Company issued a Promissory Note in the principal amount of $7,736 to Mr. Aruda, to evidence various funds previously advanced by Mr. Aruda to the Company during the year ended December 31, 2015 in order to settle certain accounts as they came due. The Promissory Note bears interest at 10% per annum and is due and payable on December 1, 2016.

On March 31, 2016 and June 30, 2016, the Company issued further Promissory Notes in the principal amounts of $2,771 and $5,240, respectively, to Mr. Aruda, to evidence various funds advanced by Mr. Aruda to the Company during the nine months ended September 30, 2016 in order to settle certain accounts as they came due. The Promissory Notes bear interest at 10% per annum and are due and payable March 31, 2017 and June 30, 2017, respectively.

During the nine months ended September 30, 2016, the Company repaid $10,700 to Mr. Aruda in respect of funds previously advanced, including $10,507 in principal and $193 in accrued interest to settle the December 31, 2015 and March 31 2015 notes in full.

As of September 30, 2016, $5,240 is reflected on the Company’s balance sheet as promissory notes payable – related party (December 31, 2015 - $7,736) in respect of amounts which remain payable to Mr. Aruda.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through September 30, 2016 of approximately $192,920, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $65,590 at September 30, 2016. For the nine months ended September 30, 2016, the valuation allowance increased by approximately $10,180.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Corporate Information

Vet Online Supply, Inc. was incorporated in the State of Florida on May 31, 2014. We are a company that engages in the sale of veterinary supplies for vet clinics of all sizes. We sell our products on the eCommerce web-based platform called OsCommerce, at our website www.vetonlinesupply.com. Our website gives our customers the ability to purchase veterinary supplies at affordable prices, making an order any time of the day, any day of the week. The Company’s fiscal year end is December 31.  Our shares are listed for trading on OTC Markets, PINK under the symbol VTNL.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2016 and audited financial statements for the year ended December 31, 2015, along with the accompanying notes.

At September 30, 2016 we had cash on hand totaling $4,610 (December 31, 2015 - $1,870), total assets of $4,787 (December 31, 2015 - $14,547) and liabilities of $85,557 (December 31, 2015 - $88,377). We must secure additional funds in order to continue our business. We continue to receive advances from our sole officer and director in order to pay expenses related to meeting our public reporting obligations including legal, accounting and filing fees.  While we have raised $35,500 under our Form S-1 Registration Statement, we will need to secure additional financing to fund future filings. To date loans when required have been able to be secured from management of the Company, however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for the upcoming 12 months). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

For the three months ended September 30, 2016 and 2015

We have generated minimal gross profit since inception, and an amount totaling $0 in gross profit during the three months ended September 30, 2016 as compared to $19 in gross profit during the three months ended September 30, 2015. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public reporting issuer. Such general and administrative costs totaled $7,431 during the three months ended September 30, 2016 ($5,494 – September 30, 2015). The increase to costs is primarily related to an increase in professional fees associated with our ongoing public reporting requirements and Edgar and XBRL filings. Our net loss for the three months ended September 30, 2016 totaled $7,562, as compared to $5,475 at September 30, 2015.

For the Nine Months ended September 30, 2016 and 2015

We have generated minimal gross profit since inception, and an amount totaling $352 in gross profit during the nine months ended September 30, 2016 as compared to $647 in gross profit during the nine months ended September 30, 2015. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public reporting issuer. Such general and administrative costs totaled $29,968 during the nine months ended September 30, 2016 ($106,629 – September 30, 2015). The reduction to costs is primarily related to a reduction in legal fees and other professional fees associated with the initial filing of our Registration Statement on Form S-1. Our net loss for the nine months ended September 30, 2016 totaled $29,940, including interest expenses of $324 in the period, as compared to $105,982 at September 30, 2015 with no comparative charges for interest expenses.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

On July 25, 2016, the Company filed a Certificate of Amendment with the State of Florida to increase the authorized Common Stock, par value $0.001, to 8,000,000,000 common shares, and to effect a forward split of 150 shares for each 1 share of the Company’s issued Common Stock (the “Forward Split”). The effective date of the Forward Split is July 28, 2016.

ITEM 6.             EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Vet Online Supply, Inc.
3.2	Bylaws of Vet Online Supply, Inc.
3.3	Amendment to Articles of Incorporation
3.4	Amendment to Articles of Incorporation to increase authorized common shares*
10.1	Management Agreement between the Company and Edward Aruda dated May 1, 2015
10.2	March 1, 2015 Consulting Engagement Separation Degrees-One, Inc.
10.3	Reseller Agreement with Concord Veterinary Supply
10.4	Convertible Promissory note between the Company and Concord Veterinary Supply dated June 1, 2014
10.5	Promissory Note between the Company and Edward Aruda dated June 30, 2016*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date:	October 20, 2016	By:	/s/ Edward Aruda
		Name:	Edward Aruda
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director