Form 10-K
period 2016-12-31
Vet Online Supply Inc
filed 2017-04-17
CIK 1641751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-207001

VET ONLINE SUPPLY, INC.
(Exact name of registrant as specified in its charter)
Florida	47-0990750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1041 Market Street, PMB 389, San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(442) 222-4425
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 30, 2016 (the last business day of the Registrant’s most recently completed fourth fiscal quarter) was approximately $36,210,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 31, 2017, the Registrant had 192,000,000 shares of common stock issued and outstanding.

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

As used in this Annual Report, the terms “we,” “us,” “Company,” “our”, “VOS” and "Vet Online Supply" mean Vet Online Supply, Inc., unless otherwise indicated.

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT OUR ABILITY TO CONTINUE OUR OPERATIONS AS A GOING CONCERN.

In their audit report dated April 14, 2017 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to us, we believe that if we do not raise additional capital, we may be required to suspend or cease the implementation of our business plan. See the Audited Financial Statements - Auditors Report". Because our auditor has issued an opinion that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

Corporate Information

Vet Online Supply, Inc. (“VOS” or the “Company”) was incorporated in the State of Florida on May 31, 2014. We are an emerging growth company that engages in the sale of veterinary supplies for vet clinics of all sizes. We sell our products on the eCommerce web-based platform called OsCommerce, at our website www.vetonlinesupplies.com.

Our website gives our customers the ability to purchase veterinary supplies at affordable prices, making an order any time of the day, any day of the week.

The Company’s fiscal year end is December 31.

Company Overview

Vet Online Supply, Inc. is an emerging growth company that engages in the online sale of veterinary supplies to vet clinics and hospitals of all sizes. In 2014, we launched a web-based eCommerce platform with our products on the url www.vetonlinesupply.com.  The website gives our potential clients the ability to purchase quality vet supplies placing their order any time of day at their convenience. Edward Aruda, who is currently our sole officer and aa member of our board of directors, has been with our Company since May 1, 2015 and manages our day-to-day operations. On April 1, 2017 the Company appointed Matthew Scott to the board of directors and entered into a one year consulting agreement to expand our business operations.

Vet Online Supply is an American reseller of veterinary supplies.  We are a reseller for the products that are also sold by the Canadian company, Concord Veterinary Supplies, with whom we have entered into a contract to act as a Reseller.  Concord acts as the fulfillment center, drop shipping all orders for all VOS’s online sales.  Concord invoices VOS for the product purchased, and we bill our customer’s direct via our website, accepting prepaid for all orders via Paypal. Concord acts solely as our fulfillment center, and does not engage with our customers, answers no phone calls for sales, and engages in none of VOS’s marketing.

Although selling veterinary supplies online is not entirely new, we anticipate that this medium will continue to grow as the popularity of Internet eCommerce continues to grow. We believe that by providing high quality supplies at competitive prices and to customers online, Vet Online Supply hopes to become a go to solution for veterinary hospitals and clinics.  In addition, online vs. catalogue has the benefit of, among other things, search tools and accounts that remember previous purchases, and expedited ordering.

We hope to realize our full plan of operations by raising additional capital through the sale of our securities, and other financing strategies to fully implement our marketing plan.  While we have designed a full marketing strategy to gain brand awareness, with a goal of developing a large opt-in customer base we have not yet raised sufficient capital to implement this strategy.

Our Market Opportunity

We have formed our initial marketing and business model. Manufacturers’ level pet health product demand is forecast to increase 4.6 percent annually to $5.6 billion. Advances in expenditures will be encouraged by the continuing trend of humanizing companion animals and their perception as family members, as well as by growth in the overall pet population. Veterinary technology will continue to adapt diagnostic and treatment techniques from human health care, stimulating value gains for newer, more costly procedures.  Source: http://www.reportlinker.com/p0254410-summary/Pet-Health-Products-Services.html

As today's world moves toward online eCommerce solutions, we believe veterinary clinics will be hard pressed to ignore the cost and quality benefit of online ordering.  We realize there is a shift required, as some clinics and hospitals have been accustomed to the catalogue/representative method, and will take time to change behavior.

Industry Overview

Having veterinary supplies available for sale online opens the door to every clinic and hospital (who has access to the Internet) to have access to tools, supplies, and instruments. Our website does not require a special account, or a qualification process. An account can be made if the user so chooses.  Compared to a representative sales force that travels to vet clinics, there is a lower cost to reach an unlimited number of veterinarians across the USA and world using the Internet; travel costs of representatives are eliminated. There is no time lag between the offering of a new product, and its availability online. Email blasts allow the companies to maintain constant, inexpensive communication with their customers, and to provide specials and discounts that motivate purchasing.

Current Operations

Since inception, our operations have primarily consisted of the organization of our business and the development of our business plan.  To date we have experienced limited sales from our eCommerce platform launched in fiscal 2014 as we have not yet been available to fully implement our marketing strategy to expand our sales due to lack of available funds.

Products

Vet Online Supply for Veterinarians:

Our company will offer veterinary products. We source all our supplies from Concord Veterinary Supply. http://www.concord-surgical.com/index.php.  Concord sources quality German stainless steel surgical instruments, which include orthopedic, general surgery, ophthalmic, and cruciate repair for large and small animals. The line of veterinarian dental instruments are supplied by Medesy, an Italian company with 600 years experience in instrument manufacture.  Concord also sources the products from other suppliers, including, but not limited to, Cislak, Integra-Miltex, Eli-medical, Crosstex, Barber of Sheffield, KVP (Kong Veterinary Products).

We offer on our website over 2000 items for use in veterinary clinics.  We hope to provide clients with a competitive cost, quality product. Individuals, clinics and hospitals of all sizes will be able to order online 24/7, from our website, with a minimum order of $100. Our products offered on our site will enjoy the benefit of eCommerce, compared to companies providing veterinary supplies using catalogue options, thus reducing costs, as the sale of products through us will not include catalogue design fees, printing fees, or any postage costs.

It is our hope that our eCommerce website will attract new customers with the ability to go to our website and create an account at no cost and order supplies as needed any hour of the day any day of the week.

Advertising Solutions Platform

Once a business has signed up for our emails, we send them offers on our vet supplies related to their specific specialty.  We update via email on any new product or supply that comes available, real time. Subscribing customers can use this information to stay updated on the industry’s newest offerings.

Marketing

During fiscal 2015 we engaged Separation Degrees – One, Inc. to assist with the construction of our eCommerce website and ongoing site marketing efforts. Separation Degrees specialize in marketing for ecommerce websites. This contract was terminated during fiscal 2016. To date we have not been able to raise sufficient funds to implement the proposed marketing strategies prepared by Separation Degrees in order to grow our eCommerce site.   Recently we have retained a new firm, Warm Media operating out of Oregon, as part of our ongoing efforts to improve our online retail purchase program with resources available to us.  We expect our new program to be launched on May 1, 2017. The Company will replace its existing website with a new website consisting of the same products concurrently as part of this initiative.

Growth Strategy

Initially, our target customers have been predominant vet clinics within the large cities of the United States.  As we are able to implement our full marketing strategy and grow our client and end-user base, we hope to gain the attention of universities, as well as the general public in need of vet supplies at home, or at their ranch.  However, until such time as we have begun substantive marketing efforts we will not be able to adequately assess what portions of our strategy for growth will be most appropriate. However, we envision our success being attributable to our ability to:

-	attract new clients with our competitive costs and quality products, and by providing customers with a free, login account to manage all orders.
-	sustain lower operating costs per customer compared to other vet supply companies by having all marketing and materials Internet based.
-	deploy our capital more effectively by hiring a successful firm that specializes in the search engine optimization and social media marketing of eCommerce websites.

 Competition

We compete for the sales of veterinary supplies with existing websites that sell similar products. Our principal competitors include, but are not limited to: Drs. Foster and Smith which is being purchased by Petco; MWI Veterinary Supply; California Veterinary Supply; Lampert Vet Supply; Valley Vet Supply; and Miller Vet Supply, all of which offer online products. Numerous other second tier resellers are also in the marketplace.

Most, if not all, of our competitors have greater name and brand recognition and access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to purchase supplies and products at lower prices than us in the initial stages of our development. As a result, our operations may be significantly and negatively impacted by our larger, more established competitors. In particular, once we are able to fund our full marketing program,  if we are not able to generate enough revenue by attracting new and businesses and/or by enticing our customers to buy our products, we may be forced to cease operations.

Our ability to compete successfully will depend, in part, on the quality of our products, size of our database of customers, as well as our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new products and technologies, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies of competitors. As a result of competition, we may be required to:

•	increase overall spending to ensure we are offering the best quality products and pricing to our customers;
•	continually assess and evaluate our specials and other offers to ensure that we are offering the most compelling and affordable products
•	increase our advertising, promotional spending, commissions and other customer acquisition costs.

Employees and Consultants

As of the date of this filing, the Company has no full time or part time employees other than our sole officer and director, Mr. Edward Aruda and Mr. Matthew Scott, who recently entered into a consulting agreement with the Company.  We currently rely on Mr. Scott and Mr. Aruda to manage all aspects of our business. Mr. Aruda has committed to devote up to 20 hours per week to our Company. We intend to add further staff as the Company grows. Any such additions will be made at the judgment of management and to meet the Company's then current needs.  In addition, we have hired a consultant to assist us with implementation of our marketing strategy, although to date we have not been successful in raising the proceeds to implement this marketing plan.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Recent Developments.

On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000 par value $0.001, and designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock.  The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

On April 1, 2017, the Company expanded its board of directors to include Matthew C. Scott, in order to assist with development of our internet marketing efforts with a goal of growing our business. Mr. Scott. has more than 15 years’ experience in business operations, financing and acquisitions, with specific experience working with companies such as Solstice Capital Group, a subsidiary of HSBC Holdings. Mathew has held executive management positions with various lending firms based in Southern California, where he was the Regional Vice President of Acquisitions for Landmark Dividend and oversaw their billboard and ground lease transactions for various large customers through mid-2016. Upon leaving Landmark, he is in an independent consultant for businesses.  As a graduate of the University of Southern California where he has earned his Poly Science degree, Mathew will assist and advise Vet Online Supply in expanding revenues, and oversight for planning.

Mr. Scott was appointed to our Board of Directors on April 1, 2017.  Concurrently we entered into a consulting agreement with Mr. Scott for a term of one year, where under Mr. Scott shall receive an annual fee of $100,000 payable in quarterly installments. Further effective April 1, 2017 the Company agreed to issue Mr. Scott 2,000,000 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.

The Company has engaged Warm Media as part of a new online retail purchase program expected to be launched on May 1, 2017. The Company will replace its existing website with a new website consisting of the same products concurrently.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Office Space and Plants

We have a virtual office located at 1041 Market Street, PMB 389, San Diego, CA, 92101 on a one year term.  Mr. Edward Aruda also has a primary residence and office location in Califormia and often conducts business for VOS from this secondary location.  The use of the space is offered to us free of charge by Mr. Aruda. As of the date of this filing, we have not sought to locate an independent office space to lease as we do not yet have the available resources.  Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the OTC Markets Pink Sheets under the trading symbol “VTNL”, Because the Company is quoted on the OTC Markets Pink Sheets, its securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The high and low prices of the Company’s common shares, as adjusted for stock splits, for the periods indicated below are as follows:

Quarter Ended	High	Low
December 31, 2016	$0.58	$0.01
September 14 to 30, 2016	-	-

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

Record Holders

The Company’s common shares are issued in registered form. Vstock Transfer LLC, 18 Lafayette Place
Woodmere, NY, 11598, (212) 828-8436, is the registrar and transfer agent for the Company’s common shares.

As of March, 31 2017, the Vstock Transfer LLC shareholders' list of the Company’s common shares showed 33 registered shareholders and 192,000,000 shares outstanding, all of which have been recorded by the Company.

Common and Preferred stock

The Company has authorized 10,000,000 shares of preferred stock with par value of $0.001 and 8,000,000,000 shares of common stock, with par value of $0.001. Each one share of preferred stock is convertible into one share of common stock, and preferred stock carries no voting rights.  As of March 31, 2017, no preferred shares were issued and outstanding.

Re-Purchase of Equity Securities

On May 1, 2015, 1,500,000,000 shares of the Company were returned in exchange for $1,000. On July 25, 2016, 1,500,000,000 shares of treasury stock were canceled.

On December 2, 2016, our sole officer and director, Mr. Edward Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration.

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit its ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Recent Sales of Unregistered Securities

On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000 par value $0.001, and designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock.  The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

Effective April 1, 2017 the Company agreed to issue Mr. Matthew Scott 2,000,000 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.

In respect of the aforementioned shares issued to our officer and directors the Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2017, we did not have any authorized Equity Compensation Plans.

Share Purchase Warrants

We have not issued and do not have any warrants to purchase shares of our stock outstanding.

Options

We have not issued and do not have any options to purchase shares of our stock outstanding.

 ITEM 6. SELECTED FINANCIAL DATA

	December 31, 2016	December 31, 2015
Revenue, net	$409	$800
Operating Expenses	(28,977)	(111,163)
Net loss	(29,026)	(90,883)
Total Assets	496	14,547
Total Liabilities	(80,352)	(88,377)
Stockholders’ Deficit	(79,856)	(73,830)

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

Significant Accounting Policies

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, warranty liabilities, share-based payments, income taxes and litigation. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results that differ from our estimates could have a significant adverse effect on our operating results and financial position. We believe that the significant accounting policies and assumptions as detailed in Note 1 to the financial statements contained herein may involve a higher degree of judgment and complexity than others.

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

Results of Operations

Our results of operations are presented below:

Results of Operations for the Twelve Months Ended December 31, 2016 compared to the Twelve Months Ended December 31, 2015.

During fiscal 2016 we recorded gross profit of $409 as opposed to gross profit of $800 in fiscal 2015.  We have not yet been able to fully implement our eCommerce advertising and marketing plan due to lack of proceeds.

During the twelve months ended December 31, 2016 we incurred a net loss of $29,026, compared to a net loss of $90,883 during the same period in fiscal December 31, 2015. The decrease in our net loss during the year ended December 31, 2016 was primarily due to decreased operating expense, including a substantial reduction to management fees and a reduction to one time costs such as preparation of our marketing strategy.  Other costs, such as transfer agent fees and increased professional fees offset the overall operating costs reductions during the year ended December 31, 2016. Most of our current year expenditures are required to meet the ongoing reporting requirements of a fully reporting company including accounting, audit, filing and other professional fees. During fiscal 2015 we recorded a gain of $19,480 in respect to the cancelation of a convertible note with no similar transaction in fiscal 2016.  Further in fiscal 2016 we incurred interest expense of $458 with no similar expense in fiscal 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had $319 in cash and $496 in total assets, as well as $80,352 in total liabilities as compared to $1,870 in cash and $14,547 total assets, and $88,377 in total liabilities as of December 31, 2015.  Of our total assets in fiscal 2015 we reflected $12,500 in deferred offering costs which were subsequently expensed in fiscal 2016.

The Company requires additional capital to fully execute its marketing program and increase revenues. Presently we are relying on short term loans from our sole officer and director to meet operational shortfalls. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans or other short term financing options.

For the year ending December 31, 2016 we used net cash of $38,755 in operating activities, compared to net cash of $24,710 used in operating activities during the same period in fiscal December 31, 2015.

There was no cash used in fiscal 2016 or 2105 in investing activates.

During the year ended December 31, 2016, net cash of $37,204 was provided by financing activities, predominantly from the sale of common shares of $35,500, compared to net cash of $26,216 during the same period in fiscal 2015.  During fiscal 2015 we received proceeds from notes payable totaling $25,216.

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

VET ONLINE SUPPLY INC.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vet Online Supply, Inc.:

We have audited the accompanying balance sheets of Vet Online Supply, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Vet Online Supply, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

Lakewood, CO
April 14, 2017

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$319	$1,870
Deferred offering costs	-	12,500
Other receivable	177	177
Total current assets	496	14,547

TOTAL ASSETS	$496	$14,547

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$20,648	$18,641
Accounts payable – related parties	264	12,000
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	9,440	7,736
Total current liabilities	80,352	88,377

Total liabilities	80,352	88,377

Commitments and Contingencies		-

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding		-
Common stock, $0.001 par value: shares authorized 8,000,000,000; 192,000,000 shares issued and outstanding as of December 31, 2016 and 9,000,000,000 shares issued and 7,500,000,000 shares outstanding at December 31, 2015*	192,000	9,000,000
Treasury stock, at cost (10,000,000 shares at $0.0001)	-	(1,000)
Additional paid in capital	(79,850)	(8,909,850)
Accumulated deficit	(192,006)	(162,980)
Total stockholder’s deficit	(79,856)	(73,830)
TOTAL LIABILITIES & EQUITY	$496	$14,547

 *The retroactive impact of the 150 for 1 share split effective July 28, 2016 results in issued shares exceeding authorized capital as of December 31, 2015 due to the 1,500,000,000 issued shares held in treasury.

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015
Net sales	$1,096	$3,681
Cost of goods sold	(687)	(2,881)
Gross profit	409	800

Selling, general and administrative expenses	(28,977)	(111,163)
Interest expense	(458)	-

Income (loss) from operations	(29,026)	(110,363)

Gain from cancelation of convertible note	-	19,480

Net (loss)	(29,026)	(90,883)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	6,956,914,344	5,510,958,000

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Treasury Stock	Preferred shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2014	1,500,000,000	$1,500,000	$-	-	$-	$(1,484,850)	$(72,097)	$(56,947)
Shares returned to treasury	(1,500,000,000)	-	(1,000)	-	-	-	-	(1,000)
Issuance of common stock for services	7,500,000,000	7,500,000	-	-	-	(7,425,000)	-	75,000
Net loss for the year	-	-	-	-	-	-	(90,883)	(90,883)
Balance, December 31, 2015	7,500,000,000	9,000,000	(1,000)	-	-	(8,909,850)	(162,980)	(73,830)
Treasury stock return	-	(1,500,000)	1,000	-	-	1,499,000	-	-
Issuance of common stock for private placement of deferred financing costs	53,250,000	53,250	-	-	-	(30,250)	-	23,000
Share cancellation	(7,361,250,000)	(7,361,250)	-	-	-	7,361,250	-	-
Net loss for the year	-	-	-	-	-	-	(29,026)	(29,026)
Balance, December 31, 2016	192,000,000	$192,000	$-	-	$-	$(79,850)	$(192,006)	$(79,856)

 *The retroactive impact of the 150 for 1 share split effective July 28, 2016 results in issued shares exceeding authorized capital as of December 31, 2015 due to the 1,500,000,000 issued shares held in treasury.

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(29,026)	$(90,883)
Adjustments to reconcile net income to net cash provided from operating activities:
Shares issued for services	-	75,000
Gain on waiver of convertible notes payable	-	(19,480)
Changes in operating assets and liabilities:
Deferred offering costs	-	(12,500)
Accounts payable	2,007	18,330
Accounts payable – related party	(11,736)	5,000
Other receivable	-	(177)
Net cash provided (used by) operating activities	(38,755)	(24,710)

Cash Flows From Financing Activities
Cash repurchase of issued shares	-	(1,000)
Proceeds from private placement	35,500	-
Convertible notes payable	-	19,480
Repayment to promissory notes	(10,507)	-
Promissory notes payable	12,211	7,736
Net cash provided from financing activities	37,204	26,216

Increase (decrease) in cash and cash equivalents	(1,551)	1,506
Cash and cash equivalents at beginning of period	1,870	364
Cash and cash equivalents at end of period	$319	$1,870

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Vet Online Supply Inc. (the "Company") is a Florida corporation incorporated on May 31, 2014. We are a US based reseller of premium veterinary supplies. The goal of "Vet Online Supply" is to provide the USA with value priced, superior quality products. Vet Online Supply sources our products through Concord Veterinary Supply. Concord, established in 1999, is now one of Canada’s largest, independent suppliers of veterinary surgical and dental instruments. Our headquarters are located at 1041 Market Street, PMB 389, San Diego, CA, 92101.

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

To date, our activities have been limited to formation, the raising of equity capital, and the initial stages of implementation of our business plan. We filed a Form S-1 Registration Statement with the U.S. Securities and Exchange Commission, received a notice of effect and trade on the OTC Markets, PINK under the symbol VTNL. We are continuing to explore additional sources of capital. We anticipate incurring operating losses as we continue to implement our business plan.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2016 and December 31, 2015 is Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the year period ended December 31, 2016 ($15,000 – December 31, 2015)

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations. Presently the Company’s sole officer and director provides short term loans to meet working capital shortfalls.

3.	DEFERRED OFFERING COSTS

The Company filed a Form S-1 Registration Statement to offer to the public up to 900,000,000 common shares at $0.000667 per share. The $12,500 in costs relating to such Registration Statement was applied to additional paid in capital as at March 31, 2016.

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

The Company has authorized 10,000,000 shares of preferred stock with par value of $0.001 and 8,000,000,000 shares of common stock, with par value of $0.001. Each one share of preferred stock is convertible into one share of common stock, and preferred stock carries no voting rights.  As of December 31, 2016, and December 31, 2015, no preferred shares were issued and outstanding.

Common Shares issued during the year ended December 31, 2016:

During the year ended December 31, 2016, the Company has received proceeds totaling $35,500 from various parties subscribing for a total of 53,250,000 shares at $0.000667 per share under our Form S-1 registration statement.  53,250,000 shares of the Company’s common stock were issued in respect of these subscriptions.

On July 25, 2016, 1,500,000,000 shares of treasury stock were returned.

On December 2, 2016, our sole officer and director, Mr. Edward Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration. Mr, Aruda was originally issued 7,500,000,000 shares as a signing bonus in fiscal 2015.

Common Shares issued during the year ended December 31, 2015:

On May 1, 2015, Mr. Minsky returned 1,500,000,000 shares of the Company issued for services provided during fiscal 2014 in exchange for $1,000.  The shares were returned to treasury and the Company recorded $1,000 as treasury stock using the cost method.

On May 1, 2015, a signing bonus in the amount of $75,000 payable by way of 7,500,000,000 shares of the Company’s common stock as determined by the Company’s board of directors, was issued to our sole officer and director, Mr. Edward Aruda.

 As at December 31, 2016, there were 192,000,000 shares issued and outstanding.

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

During the year ended December 31, 2016, the Company paid $12,000 in full to Mr. Harold Minsky.

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

On March 31, 2016, June 30, 2016 and December 31, 2016, the Company issued further Promissory Notes in the principal amounts of $2,771, $5,240 and $4,200, respectively, to Mr. Aruda, to evidence various funds advanced by Mr. Aruda to the Company during the year ended December 31, 2016 in order to settle certain accounts as they came due. The Promissory Notes bear interest at 10% per annum and are due and payable March 31, 2017, June 30, 2017 and December 31, 2017, respectively.

During fiscal 2016, the Company repaid $10,700 to Mr. Aruda in respect of funds previously advanced, including $10,507 in principal and $193 in accrued interest to settle the December 31, 2015 and March 31 2015 notes in full.

As of December 31, 2016, $9,440 is reflected on the Company’s balance sheet as promissory notes payable – related party (December 31, 2015 - $7,736) in respect of amounts which remain payable to Mr. Aruda.

On December 2, 2016, our sole officer and director, Mr. Edward Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration.

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

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

7.	INCOME TAXES (cont'd)

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through December 31, 2016 of approximately $192,006, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $65,282 at December 31, 2016. For the year ended December 31 2016, the valuation allowance increased by approximately $12,600.

The Company had deferred income tax assets as of December 31, 2016 and 2015 as follows:

	December 31, 2016	December 31, 2015
Loss carryforwards	$65,282	$55,400
Less - valuation allowance	(65,282)	(55,400)
Total net deferred tax assets	$-	$-

8.	SUBSEQUENT EVENTS

On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000 par value $0.001, and designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock.  The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

On April 1, 2017, the Company expanded its board of directors to include Matthew C. Scott, in order to assist with development of our internet marketing efforts with a goal of growing our business. Mr. Scott. has more than 15 years’ experience in business operations, financing and acquisitions, with specific experience working with companies such as Solstice Capital Group, a subsidiary of HSBC Holdings. Mathew has held executive management positions with various lending firms based in Southern California, where he was the Regional Vice President of Acquisitions for Landmark Dividend and oversaw their billboard and ground lease transactions for various large customers through mid-2016. Upon leaving Landmark, he is in an independent consultant for businesses.  As a graduate of the University of Southern California where he has earned his Poly Science degree, Mathew will assist and advise Vet Online Supply in expanding revenues, and oversight for planning.

Mr. Scott was appointed to our Board of Directors on April 1, 2017.  Concurrently we entered into a consulting agreement with Mr. Scott for a term of one year, where under Mr. Scott shall receive an annual fee of $100,000 payable in quarterly installments. Further effective April 1, 2017 the Company agreed to issue Mr. Scott 2,000,000 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.

The Company has engaged Warm Media as part of a new online retail purchase program expected to be launched on May 1, 2017. The Company will replace its existing website with a new website consisting of the same products concurrently.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors. We do not have any members of the Board who are independent directors and we do not have an audit committee. We have a single officer and director. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

Management's Remediation Initiatives

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2016.

Name	Age	Position
Edward Aruda	57	Director, Chairman, President, CEO, CFO, Secretary and Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Edward Aruda: Director, Chairman, President, CEO, CFO, Secretary and Treasurer

Mr. Aruda is responsible for the overall management of the company as well as the marketing programs, brand management, and corporate sponsorships. He has more than 30 years experience in working with securities, startup business and management. Since 1990, Mr. Aruda has been involved in marketing and sales and has held various management positions. He worked as a Registered Representative of the NASD and previously held series 22, 6 and 63 licenses, has overseen the successful financing and development of numerous start-up companies, and is an entrepreneurial executive with experience managing sales, marketing, operations and personnel. He has a motivational management style with a record of building and retaining highly motivated employees and has been successful in identifying opportunities for company growth.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for each of the last two completed fiscal years of the Company, the total compensation awarded to, earned by or paid to any person who was a principal executive officer during the preceding fiscal year and every other highest compensated executive officers earning more than $100,000 during the last two fiscal years (together, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Edward Aruda (appointed May 1, 2015)	Chairman, CEO, President, Secretary and Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2015	75,000(2)	-0-	-0-	-0-	-0-	-0-	-0-	75,000
Harold Minsky (resigned May 1, 2015)	Chairman, CEO, President, Secretary and Treasurer	2015	4,000(1)	-0-	-0-	-0-	-0-	-0-	-0-	4,000

Notes to Summary Compensation Table:
(1)
Pursuant to a Management Agreement dated December 31, 2014 and made effective December 31, 2014, Mr. Minsky agreed to act as our President, Chief Executive Officer, and Director to manage the affairs of the Company for a one (1) year period beginning on the Effective Date, and thereafter the Term would be automatically extended for successive one-year periods unless and until such time as either Mr. Minsky or the Company gave written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension would occur. In exchange, Mr. Minsky would receive a monthly fee of $1,000 per calendar month. Such fee payable on the first day of each calendar quarter. Mr. Minsky resigned on May 1, 2015. The fees due and owing Mr. Minsky were paid in full in fiscal 2016.

(2)
On May 1, 2015 Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement renewable for six months unless and until such time as either Mr. Edward Aruda or the Company were to give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 7,500,000,000 shares of the Company’s common stock was issued as fully paid and non-assessable to Mr. Aruda effective as of the date of the agreement. On December 2, 2016, Mr. Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration.

Employment Agreements

On May 1, 2015 Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement beginning on the Effective Date, and thereafter the Term may be renewable for six months unless and until such time as either Mr. Edward Aruda or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 7,500,000,000 shares of the Company’s common stock was issued as fully paid an non-assessable to Mr. Aruda effective as of the date of the agreement. On December 2, 2016, Mr. Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration. Mr. Aruda continues to manage our day to day operations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information at March 31, 2017, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to us), (ii) each of our Directors, (iii) each of our Executive Officers and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of March 31, 2017, we had 192,000,000 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Common Stock	Edward Aruda 9612 West Hawthorne Crystal River Florida 34428	138,000,000	72%
	Total	138,000,000	72%

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2017.

Changes in Control

On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000 par value $0.001, and designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock.  The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda, effectively giving Mr. Aruda super voting control.

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

During the year ended December 31, 2015 a total of $4,000 has been accrued in respect of fees payable to our former President and director, and a total of $12,000 is reflected on the Company’s balance sheet as accounts payable, related party as at December 31, 2015.

During the year ended December 31, 2016, the Company paid $12,000 in full to Mr. Harold Minsky.

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

On March 31, 2016, June 30, 2016 and December 31, 2016, the Company issued further Promissory Notes in the principal amounts of $2,771, $5,240 and $4,200, respectively, to Mr. Aruda, to evidence various funds advanced by Mr. Aruda to the Company during the year ended December 31, 2016 in order to settle certain accounts as they came due. The Promissory Notes bear interest at 10% per annum and are due and payable March 31, 2017, June 30, 2017 and December 31, 2017, respectively.

During fiscal 2016, the Company repaid $10,700 to Mr. Aruda in respect of funds previously advanced, including $10,507 in principal and $193 in accrued interest to settle the December 31, 2015 and March 31 2015 notes in full.

As of December 31, 2016, $9,440 is reflected on the Company’s balance sheet as promissory notes payable – related party (December 31, 2015 - $7,736) in respect of amounts which remain payable to Mr. Aruda.

On December 2, 2016, our sole officer and director, Mr. Edward Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration.

Mr. Edward Aruda currently provides us access to office space in order to conduct VOS business free of charge.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, the Company incurred auditing expenses of approximately $11,880 and $8,100, respectively, which includes audit and review engagement services.  There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements filed as part of this annual report are listed in the Table of Contents and provided in response to Item 8.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation of Vet Online Supply, Inc.
3.2	Bylaws of Vet Online Supply, Inc.
3.3	Amendment to Articles of Incorporation
3.4	Amendment to Articles of Incorporation to increase authorized common shares
3.5	Amendment to Articles of Incorporation to reduce authorized common shares
10.1	Management Agreement between the Company and Edward Aruda dated May 1, 2015
10.2	Reseller Agreement with Concord Veterinary Supply
10.3	Convertible Promissory note between the Company and Concord Veterinary Supply dated June 1, 2014
10.4	Promissory Note between the Company and Edward Aruda dated June 30, 2016
10.5	Promissory Note between the Company and Edward Aruda dated December 31, 2016*
10.6	Consulting Agreement between the Company and Mr. Matthew Scott*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vet Online Supply, Inc.

Date: April 14, 2017	By:/s/ Edward Aruda
Edward Aruda
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward Aruda	Chief Executive Officer and Director	April 14, 2017
Edward Aruda

/s/ Edward Aruda	Chief Financial Officer	April 14, 2017
Edward Aruda

/s/Matthew C. Scott	Director	April 14, 2017
Matthew C. Scott