Form 10-Q
period 2017-03-31
Vet Online Supply Inc
filed 2017-05-15
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55787

Vet Online Supply Inc.
 (Exact name of registrant as specified in its charter)

Florida	47-0990750	5047
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

1041 Market Street, PMB 389 San Diego, CA 92101 Tel: 442-222-4425
(Address and telephone number of principal executive offices)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 10, 2017 the Registrant had 193,920,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 17, 2017.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Financial Statements (Unaudited)	F-4 to F-9

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,123	$319
Prepaid expenses	5,000	-
Other receivable	177	177
Total current assets	11,300	496

TOTAL ASSETS	$11,300	$496

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$26,470	$20,648
Accounts payable – related parties	508	264
Convertible notes payable	50,000	50,000
Promissory notes payable - related party	6,740	9,440
Convertible notes, net	14,329	-
Derivative liabilities	68,280	-
Liability for unissued shares	15,000	-
Total current liabilities	181,327	80,352

Total liabilities	181,327	80,352

Commitments and Contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value: shares authorized 1,000,000,000; 193,920,000 and 192,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	193,920	192,000
Additional paid in capital	14,230	(79,850)
Accumulated deficit	(378,177)	(192,006)
Total stockholder’s deficit	(170,027)	(79,856)
TOTAL LIABILITIES & EQUITY	$11,300	$496

The accompanying notes are an integral part of these Unaudited Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$627	$503
Cost of goods sold	(541)	(323)
Gross profit	86	180

Selling, general and administrative expenses	620	7
Professional fees	8,620	5,740
Consulting fees	128,989	-
Total operating expense	138,229	5,747

Income (loss) from operations	(138,143)	(5,567)

Other income (expenses)
Interest expenses	(1,628)	(193)
Change in derivative liability	(46,400)	-
Total other expenses	(48,028)	(193)

Net (loss)	(186,171)	(5,760)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding - Basic and diluted	192,064,000	7,505,164,285

The accompanying notes are an integral part of these Unaudited Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(186,171)	$(5,760)
Adjustments to reconcile net income to net cash provided from operating activities:
Shares issued for IR agreement	96,000	-
Liability for unissued shares due to consulting agreement	15,000	-
Amortization of debt discount and deferred financing costs	1,209	-
Change in derivative liability	46,400	-
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	-
Accounts payable	5,822	3,140
Accounts payable – related party	244	193
Net cash provided( used by) operating activities	(26,496)	(2,427)

Cash Flows From Financing Activities
Proceeds from private placement		23,100
Convertible notes payable, net	35,000	-
Promissory notes payable	(2,700)	2,771
Net cash provided from financing activities	32,300	25,871

Increase (decrease) in cash and cash equivalents	5,804	23,444,
Cash and cash equivalents at beginning of period	319	1,870
Cash and cash equivalents at end of period	$6,123	$25,314

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these Unaudited Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During August 2015, the Company filed amended articles with the Florida Secretary of State to:

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

To date, our activities have been limited to formation, the raising of equity capital, and the initial stages of implementation of our business plan. While we have operated our veterinary supply business for over a year, we are still seeking to increase revenues with additional marketing efforts in fiscal 2017.

Unaudited Interim Financial Statements

The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2017 and December 31, 2016 is Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the three month period ended March 31, 2017 and 2016.

Fair Value Measurements:

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2017:
Derivative liabilities	$-	$-	$68,280

As of December 31, 2016:
Derivative liabilities	$-	$-	$-

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Income taxes: The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes", which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations. Historically, the Company’s sole officer and director has provided short term loans to meet working capital shortfalls. We have recently entered into financing agreements with various third parties to meet our capital needs in fiscal 2017.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.	RESELLER AGREEMENT AND PROMISSORY NOTE

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

There is no beneficial conversion feature resulting from the conversion price compared to market price.

4.	CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

On March 15, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $35,000 from total loan proceeds of $38,000, which  loan bears interest at 12% per annum and is due on December 30, 2017. Legal fees of $3,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 48% discount to the average lowest two (2) trading prices for the previous twelve (12) trading days to the date of conversion.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	CONVERTIBLE NOTE AND DERIVATIVE LIABILITY (cont’d)

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

The carrying value of convertible note is as follows:

Carrying value, December 31, 2016	$-

Add: Face value of certain convertible notes	38,000
Less: unamortized discount	(23,671)
Carrying value, March 31, 2017	$14,329

Amortization of the discount over the three months ended March 31, 2017 totaled $1,209 which amount has been recorded as interest expense.  The unamortized discount of $23,671 associated with above will be expensed in future periods.

As a result of the application of ASC No. 815 in three months ended March 31, 2017 the fair value of the conversion feature associated with the convertible note is summarized as follows:

Balance at December 31, 2016	$-
Derivative additions associated with convertible notes	21,880
Loss on change in fair value during the period	46,400
Balance at March 31, 2017	$68,280

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2017 and commitment date:

	Commitment Date	March 31, 2017
Expected dividends	0	0
Expected volatility	217.8%	214.4%
Expected term	0.79 years	0.75 years
Risk free interest rate	1.02%	1.03%

5.	COMMITMENTS

(1).	Engagement Agreement

On March 21, 2017, the Company entered a three-month engagement agreement with a consultant, where under the Company retains consultant to advise it regarding certain legal, corporate and business operations, and more specifically with regard to public filings and compliance with regard to the Company, and the consultant is to be compensated in the amount of $1,000 per month for the services rendered.

(2).	Consultant Agreement

On March 17, 2017 the Company entered into a consulting agreement with a third party where under the consultant shall provide administrative and business services for a period of three months from the date of this agreement, and the consultant is to be compensated in the amount of $1,500 per month for the services rendered with a bonus of $15,000 payable in shares as of the date of the agreement.

The stock bonus was not issued as of March 31, 2017, and $15,000 has been recorded as stock-based compensation and included as consulting fees.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	COMMITMENTS (cont’d)

(3).	IR Agreement

On March 28, 2017, the Company entered into an investor relations agreement with a third party, where under the third party will provide advertising, promotional and marketing services for the Company between April 1, 2017 and July 1, 2017. In consideration of the foregoing services performed by the third party, the Company will pay a fee of 1,920,000 restricted shares on or before April 1, 2017. In addition, the third party will remain the owner of at least 1% of the company’s outstanding shares for a 1 year period. On April 1, 2018, the Company shall issue additional shares as necessary to bring the total number of shares paid to the third party to equal 1% of the outstanding shares of common stock as of 4/1/2018. In the event the Company does not issue the shares as required under this provision, the Company will be subject to a $5,000 a month penalty until the shares are issued.

1,920,000 shares were issued on March 28, 2017 and valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock based compensation as part of consulting expenses.

6.	COMMON AND PREFERRED STOCK

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

As of March 31, 2017, and December 31, 2016, no preferred shares were issued and outstanding.

Common Shares issued during the three months ended March 31, 2017:

On March 28, 2017, the Company approved the issuance of 1,920,000 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant.  The shares were valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock based compensation as part of consulting expenses.

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

As at March 31, 2017 and December 31, 2016, there were 193,920,000 and 192,000,000 shares issued and outstanding, respectively.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

Mr. Edward Aruda, President, CEO and director

During the three months ended March 31, 2017, the Company repaid $2,700 to Mr. Aruda in respect of funds previously advanced.

As of March 31, 2017, and December 31, 2016, $6,740 and $9,440 is reflected on the Company’s balance sheets as promissory notes payable – related party in respect of amounts which remain payable to Mr. Aruda.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through March 31, 2017 of approximately $378,177, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $128,580 at March 31, 2017. For the three months ended March 31, 2017, the valuation allowance increased by approximately $63,298.

8.	SUBSEQUENT EVENTS

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

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.

On April 11, 2017 Concord Veterinary Supply agreed to cancel its outstanding promissory note in the amount of $50,000 for nu further consideration. (ref: Note 3).

The Company has engaged Warm Media as part of a new online retail purchase program expected to be launched on May 1, 2017. The Company will replace its existing website with a new website consisting of the same products concurrently.

On April 25, 2017 the Company entered into a Securities Purchase Agreement with Essex Global Investment Corp. (“Essex”) whereunder the Company issued Essex an 8% convertible note for principal of $55,000.  The Company shall receive total proceeds of $50,000, net of $2,500 in legal fees and $2,500 retained by Essex as due diligence fees. Interest shall accrue from the advancement date and shall be payable on maturity, April 25, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 58% discount to the average lowest three (3) closing prices for the previous twenty (20) trading days to the date of conversion, including the date of conversion.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017 and audited financial statements for the year ended December 31, 2016, along with the accompanying notes, as filed with the Securities and Exchange Commission on April 17, 2017.

 At March 31, 2017 we had cash on hand totaling $6,123 (December 31, 2016 - $319), total assets of $11,300 (December 31, 2016 - $496) and liabilities of $181,327 (December 31, 2016 - $80,352).  The substantive increase to our  current liabilities is a direct result of certain financings by way of convertible note payable entered into during the three months ended March 31, 2017. While the company has raised some proceeds under its Form S-1 offering during fiscal 2015, we must continue to secure additional funds in order to continue our business and fully implement our business plan. We expect to be required to secure additional financing to fund future operations. To date loans when required have been able to be secured from management of the Company and third party financing sources,  however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $25,000 for fiscal year 2017) and our other operational overhead which shall require a minimum of $200,000. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

For the three months ended March 31, 2017 and 2016

We have generated minimal gross profit since inception, and an amount totaling $86, during the three months ended March 31, 2017 as compared to $180 in gross profit during the three months ended March 31, 2016. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public issuer. Such general and administrative costs totaled $138,229 during the three months ended March 31, 2017 ($5,567 – March 31, 2016). The  substantial increase to our operating costs period over period is a direct result of an increase to consulting fees from NIL in the prior fiscal quarter to $128,989 in the current three months as the Company has retained additional consultants to help implement our business plan.  The Company has retained both an IR firm and an administrative consultant in the most recently completed three months incurring consulting fees of $15,000 and $96,000 in respect of compensation in the form of shares of the Company’s common stock.

Further during the three months ended March 31, 2017 the Company entered into certain convertible notes which resulted in a loss from the associated derivative liabilities of $46,400 in the period as we marked the conversion feature to market, as well as interest expense of $1,628 for total other expenses of $48,028 in the period as compared to only $193 in the comparative three months ended March 31, 2016.

The Company recorded a net loss of $186,171 and $5,760 respectively as at the three months ended March 31, 2017 and 2016.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow and we will work to retain additional qualified individuals to ensure a proper segregation of duties. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds totaling $35,000 from total loan proceeds of $38,000, which bears interest at 12% per annum and is due on December 30, 2017. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 48% discount to the average lowest two (2) trading prices for the previous twelve (12) trading days to the date of conversion.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.

On April 25, 2017 the Company entered into a Securities Purchase Agreement with Essex Global Investment Corp. (“Essex”) whereunder the Company issued Essex an 8% convertible note for principal of $55,000.  The Company shall receive total proceeds of $50,000, net of $2,500 in legal fees and $2,500 retained by Essex as due diligence fees. Interest shall accrue from the advancement date and shall be payable on maturity, April 25, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 58% discount to the average lowest three (3) closing prices for the previous twenty (20) trading days to the date of conversion, including the date of conversion.

In respect of the aforementioned convertible loan agreement(s) and the underlying shares,  the Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

Other than as disclosed above, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Vet Online Supply, Inc.
3.2	Bylaws of Vet Online Supply, Inc.
3.3	Amendment to Articles of Incorporation
3.4	Amendment to Articles of Incorporation to increase authorized common shares
3.5	Amendment to Articles of Incorporation to reduce authorized common shares
10.1	Management Agreement between the Company and Edward Aruda dated May 1, 2015
10.2	Reseller Agreement with Concord Veterinary Supply
10.3	Convertible Promissory note between the Company and Concord Veterinary Supply dated June 1, 2014
10.4	Promissory Note between the Company and Edward Aruda dated June 30, 2016
10.5	Promissory Note between the Company and Edward Aruda dated December 31, 2016
10.6	Consulting Agreement between the Company and Mr. Matthew Scott
10.7	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated March 15, 2017*
10.8	Consulting Agreement with Gary Tilden dated March 17, 2017*
10.9	Public Relations Agreement with StockVest dated March 28, 2017*
10.10	Securities Purchase Agreement and Convertible Note with Essex Global Investment Corp. dated April 25, 2017*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date:	May 15, 2017	By:	/s/ Edward Aruda
		Name:	Edward Aruda
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director