Form 10-Q/A
period 2017-03-31
Vet Online Supply Inc
filed 2017-05-16
CIK 1641751

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2017 (the “Original Filing”), is being filed for the purpose of correcting a typographical error in certain descriptive lanaguge contained in Note 8 - Subsequent Events to our unaudited financial statements for the the three months ended March 31, 2017.  Subsequent to filing the Orignal Form 10-Q management noted a typographic error in regard to the conversion terms of a certain Securities Purchase Agreement and Convertible Note entered into on April 25, 2017 by and between the Company and Essex Global Investment Corp.   As such, we are filing this Amendment for the sole purpose of correcting the typographic error.  This disclosure has also been updated in Part II - Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds of this Form 10-Q/A

Other than as set out above, this Amendment speaks as of the filing date of the Original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on May 15, 2017.

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

On April 25, 2017 the Company entered into a Securities Purchase Agreement with Essex Global Investment Corp. (“Essex”) whereunder the Company issued Essex an 8% convertible note for principal of $55,000.  The Company shall receive total proceeds of $50,000, net of $2,500 in legal fees and $2,500 retained by Essex as due diligence fees. Interest shall accrue from the advancement date and shall be payable on maturity, April 25, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 58% of the average lowest three (3) closing prices for the previous twenty (20) trading days to the date of conversion, including the date of conversion.

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

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.

On April 25, 2017 the Company entered into a Securities Purchase Agreement with Essex Global Investment Corp. (“Essex”) whereunder the Company issued Essex an 8% convertible note for principal of $55,000.  The Company shall receive total proceeds of $50,000, net of $2,500 in legal fees and $2,500 retained by Essex as due diligence fees. Interest shall accrue from the advancement date and shall be payable on maturity, April 25, 2018. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of 58% of the average lowest three (3) closing prices for the previous twenty (20) trading days to the date of conversion, including the date of conversion.

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

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

None.

ITEM 6.             EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Vet Online Supply, Inc.
3.2	Bylaws of Vet Online Supply, Inc.
3.3	Amendment to Articles of Incorporation
3.4	Amendment to Articles of Incorporation to increase authorized common shares
3.5	Amendment to Articles of Incorporation to reduce authorized common shares
10.1	Management Agreement between the Company and Edward Aruda dated May 1, 2015
10.2	Reseller Agreement with Concord Veterinary Supply
10.3	Convertible Promissory note between the Company and Concord Veterinary Supply dated June 1, 2014
10.4	Promissory Note between the Company and Edward Aruda dated June 30, 2016
10.5	Promissory Note between the Company and Edward Aruda dated December 31, 2016
10.6	Consulting Agreement between the Company and Mr. Matthew Scott
10.7	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated March 15, 2017
10.8	Consulting Agreement with Gary Tilden dated March 17, 2017
10.9	Public Relations Agreement with StockVest dated March 28, 2017
10.10	Securities Purchase Agreement and Convertible Note with Essex Global Investment Corp. dated April 25, 2017
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date:	May 16, 2017	By:	/s/ Edward Aruda
		Name:	Edward Aruda
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director