Form 10-Q
period 2017-06-30
Vet Online Supply Inc
filed 2017-08-18
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[ X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of August 16, 2017 the Registrant had 195,420,000 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 17, 2017.

REPORTED IN UNITED STATES DOLLARS

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,911	$319
Prepaid expenses	73,000	-
Other receivable	177	177
Total current assets	79,088	496

Property, plant and equipment, net	20,547	-

TOTAL ASSETS	$99,635	$496

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$31,526	$20,648
Accounts payable – related parties	41,920	264
Deferred revenue	134	-
Convertible notes payable	-	50,000
Promissory notes payable - related party	10,940	9,440
Convertible notes, net	18,403	-
Derivative liabilities	525,980	-
Liability for unissued shares	190,825	-
Total current liabilities	819,728	80,352

Total liabilities	819,728	80,352

Commitments and Contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value: Authorized: 10,000,000 Preferred shares, 20,000 shares issued and outstanding	20	-
Common stock, $0.001 par value: shares authorized 1,000,000,000; 195,420,000 and 192,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	195,420	192,000
Additional paid in capital	116,210	(79,850)
Accumulated deficit	(1,031,743)	(192,006)
Total stockholder's deficit	(720,093)	(79,856)
TOTAL LIABILITIES & EQUITY	$99,635	$496

The accompanying notes are an integral part of these Unaudited Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$2,160	$469	$2,787	$972
Cost of goods sold	(934)	(297)	(1,475)	(620)
Gross profit	1,226	172	1,312	352

Selling, general and administrative expenses	28,967	2,215	29,587	2,222
Professional fees	9,460	14,575	18,080	20,315
Consulting fees	445,626	-	574,615	-
Total operating expense	484,053	16,790	622,282	22,537

Income (loss) from operations	(482,827)	(16,618)	(620,970)	(22,185)

Other income (expenses)
Gain on debt forgiveness	50,000	-	50,000	-
Interest expenses	(50,939)	-	(52,567)	(193)
Change in derivative liability	(169,800)	-	(216,200)	-
Total other expenses	(170,739)	-	(218,767)	(193)

Net (loss)	$(653,566)	$(16,618)	$(839,737)	$(22,378)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	194,661,758	50,324,174	193,370,055	50,179,813

The accompanying notes are an integral part of these Financial Statements.

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(839,737)	$(22,378)
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation	73	-
Shares issued for IR agreement	96,000	-
Shares issued for consulting agreement	82,500	-
Preferred shares issued for consulting agreement	21,000
Liability for unissued shares due to IR agreement	825	-
Liability for unissued shares due to consulting agreements	120,000	-
Amortization of debt discount and deferred financing costs	47,908	-
Change in derivative liability	216,200	-
Gain on debt forgiveness	(50,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	(3,000)	-
Accounts payable	10,878	8,189
Accounts payable – related party	41,656	(12,000)
Deferred revenue	134	-
Net cash provided( used by) operating activities	(255,563)	(26,189)

Cash Flows From Investing Activities
Additions to Property, plant and equipment	(20,620)
Net cash used from investing activities	(20,620)	-

Cash Flows From Financing Activities
Proceeds from private placement	-	34,000
Convertible notes payable, net	280,275	-
Proceeds from promissory note	1,500	8,011
Payment to promissory notes payable	-	(10,507)
Net cash provided from financing activities	281,775	31,504

Increase (decrease) in cash and cash equivalents	5,592	5,315
Cash and cash equivalents at beginning of period	319	1,870
Cash and cash equivalents at end of period	$5,911	$7,185

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$540	$193
Income taxes	$-	$-

The accompanying notes are an integral part of these Unaudited Financial Statements.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Vet Online Supply Inc. (the "Company") is a Florida corporation incorporated on May 31, 2014. We are a US based reseller of premium veterinary supplies. The goal of "Vet Online Supply" is to provide the USA with value priced, superior quality products. Vet Online Supply sources our products through Concord Veterinary Supply. Concord, established in 1999, is now one of Canada's largest, independent suppliers of veterinary surgical and dental instruments. Our headquarters are located at 1041 Market Street, PMB 389, San Diego, CA, 92101.  Recently the Company has expanded its offfering to include its own cannabis product line for pets, in addition to its legacy veterinarian supplies line. These new products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and have may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness.
During August 2015, the Company filed amended articles with the Florida Secretary of State to:

-	Set a series of preferred stock, each one share being convertible into one share of common stock and with no voting rights;
-	Set par value for each of the preferred and common stock at $0.001 per share.

On July 25, 2016, the Company filed a Certificate of Amendment with the State of Florida to increase the authorized Common Stock, par value $0.001, to 8,000,000,000 common shares, and to effect a forward split of 150 shares for each 1 share of the Company's issued Common Stock ("Forward Split"). The effective date of the Forward Split is July 28, 2016. On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000 par value $0.001, and designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock.  The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

All share and per share data contained in these financial statements reflects the retroactive application of the aforementioned forward share split.

To date, our activities have been limited to formation, the raising of equity capital, and the initial stages of implementation of our business plan.  Recently we have expanded our product line and retained various consultants to assist in enhacing corporate growth. While we have operated our veterinary supply business for several years, we areactively seeking to substantially increase revenues with additional marketing efforts in fiscal 2017.

Unaudited Interim Financial Statements

The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management's evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2017 and December 31, 2016 is Nil.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Inventories: The Company is a reseller of premium veterinary supply products and cannabis based supplements and as such will not maintain inventory.All items are directly drop shipped to customers when ordered and no inventory is held on hand as a result.

Warranty: The Company is a reseller of products which are shipped to our customers directly from the manufacturer and as a result, there are no costs that may be incurred by the Company under the terms of the limited warranty provided by the manufacturers directly to the purchasers. We do not provide any provisions for obligations which may arise under manufacturer's warranties and therefore at no time incur any warranty liabilities.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the six month period ended June 30, 2017 and 2016.

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2017:
Derivative liabilities	$-	$-	$525,980

As of December 31, 2016:
Derivative liabilities	$-	$-	$-

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
New Accounting Pronouncements:

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations. Historically, the Company's sole officer and director has provided short term loans to meet working capital shortfalls. We have recently entered into financing agreements with various third parties to meet our capital needs in fiscal 2017.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.	RESELLER AGREEMENT AND PROMISSORY NOTE

On June 1, 2014 the Company entered into a Reseller Agreement with Concord Veterinary Supplies Inc., ("Concord"), where under Concord has authorized the non-exclusive right to Vet Online Supply, Inc. to market, promote, advertise, sell, distribute and deliver, veterinary products carried by Concord Veterinary Supply, which are listed on www.concord-surgical.com, for a one-time fee of $50,000. The fee payable has been secured by an interest free convertible promissory note (the "Note") due within ninety (90) days of the Company getting notice of effect from its S-1 Registration Statement as filed with the Securities and Exchange Commission, which occurred December 22, 2015. At any time prior to maturity of the Note, Concord Veterinary Supply may elect to convert the debt amount into shares of the common stock of the Company at a fixed price of $0.000667 per share.

There is no beneficial conversion feature resulting from the conversion price compared to market price.
On April 11, 2017 Concord Veterinary Supply agreed to cancel its outstanding promissory note in the amount of $50,000 for no further consideration.

The Company recorded a gain on debt forgiveness of $50,000.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	CONVERTIBLE NOTE AND DERIVATIVE LIABILITY

(a)	Convertible Note due on December 30, 2017

On March 15, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $35,000 from total loan proceeds of $38,000, which  loan bears interest at 12% per annum and is due on December 30, 2017. Legal fees of $3,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average lowest two (2) trading prices for the previous fifteen (15) trading days to the date of conversion.

(b)	Convertible Note due on April 25, 2018

On April 25, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $50,000 from total loan proceeds of $55,000, which  loan bears interest at 8% per annum and is due on April 25, 2018. Legal fees of $5,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average lowest three (3) trading prices for the previous twenty (20) trading days to the date of conversion.

(c)	Convertible Note due on May 1, 2018

On May 1, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $40,000 from total loan proceeds of $45,000, which  loan bears interest at 8% per annum and is due on May 1, 2018. Original issue discount of $2,300 and legal fees of $2,700 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average three (3) lowest closing price for the previous twenty (20) trading days preceding the date of conversion.

(d)	Convertible Note due on May 8, 2018

On May 8, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $30,000 from total loan proceeds of $36,000, which  loan bears interest at 8% per annum and is due on May 1, 2018. Original issue discount of $4,500 and legal fees of $1,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading price for the previous twenty (20) trading days to the date of conversion.

In addition, the Company paid an additional $3,000 to a consultant in respect to the consulting agreement (ref: Note 5 – (4)).

(e)	Convertible Note due on February 28, 2018

On May 22, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $25,000 from total loan proceeds of $28,000, which  loan bears interest at 12% per annum and is due on February 28, 2018. Legal fees of $3,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average lowest two (2) trading prices for the previous fiftteen (15) trading days to the date of conversion.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	CONVERTIBLE NOTE AND DERIVATIVE LIABILITY (continued)

(f)	Convertible Note due on May 25, 2018

On May 25, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $47,500 from total loan proceeds of $50,000, which  loan bears interest at 8% per annum and is due on May 25, 2018. Legal fees of $2,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest closing price in the previous twenty (20) trading days to the date of conversion.

In addition, the Company paid an additional $4,750 to a consultant in respect to the consulting agreement (ref: Note 5 – (4)).

(g)	Convertible Note due on March 16, 2018

On June 16, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $47,250 from total loan proceeds of $64,000, which  loan bears interest at 8% per annum and is due on March 16, 2018. Original issue discount of $9,000 and legal fees of $7,750 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest trading price for the previous thirty (30) trading days to the date of conversion.

In addition, the Company paid an additional $4,725 to an consultant in respect to the consulting agreement (ref: Note 5 – (4)).

(h)	Convertible Note due on June 19, 2018

On June 16, 2017, the Company entered into a convertible loan agreement with an investor in the form of a back end note. The Company received net proceeds of $20,000 from total loan proceeds of $25,500, which  loan bears interest at 2% per annum and is due on June 16, 2018. Original issue discount of $4,000 and legal fees of $1,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading price for the previous twenty (20) trading days to the date of conversion.

In addition, the Company paid an additional $2,000 to a consultant in respect to the consulting agreement (ref: Note 5 –(4)).

In our evaluation of above financing arrangements, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

The summary of net proceeds of above convertible notes is as follows:

Total
Face value of certain convertible notes	341,500
Less: original issue discount	(19,800)
Deferred financing costs	(41,425)
Net proceeds from certain convertible notes:	$280,275

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

4.	CONVERTIBLE NOTE AND DERIVATIVE LIABILITY (continued)

The summary of carrying value of above convertible notes is as follows:

Carrying value, December 31, 2016	$-
Add: Face value of certain convertible notes	341,500
Less: unamortized discount	(323,097)
Carrying value, June 30, 2017	18,403

Amortization of the discount over the six months ended June 30, 2017 totaled $47,908, which amount has been recorded as interest expense.  The unamortized discount of $323,097 associated with above notes will be expensed in future periods.

As a result of the application of ASC No. 815 in six months ended June 30, 2017 the fair value of the conversion feature associated with the convertible note is summarized as follows:

Balance at December 31, 2016	$-
Derivative additions associated with convertible notes	309,780
Loss on change in fair value during the period	216,200
Balance at June 30, 2017	$525,980

The fair values at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of June 30, 2017 and commitment date(s):

	Commitment Date(s)	June 30, 2017
Expected dividends	0	0
Expected volatility	150.28% ~ 300.10%	214.4%
Expected term	0.79 ~ 1 years	0.50 ~ 0.97 years
Risk free interest rate	1.02% ~ 1.24%	1.02% ~ 1.03%

5.	COMMITMENTS

(1).	Engagement Agreement

On March 21, 2017, the Company entered a three-month engagement agreement with a consultant, where under the Company retains consultant to advise it regarding certain legal, corporate and business operations, and more specifically with regard to public filings and compliance with regard to the Company, and the consultant is to be compensated in the amount of $1,000 per month for the services rendered. The contract expired on June 21, 2017 and was not renewed.

(2).	Consultant Agreement

On March 17, 2017 the Company entered into a consulting agreement with a third party where under the consultant shall provide administrative and business services for a period of three months from the date of the agreement, and the consultant shall be compensated in the amount of $1,500 per month for the services rendered with a bonus of $15,000 payable in shares as of the date of the agreement.

The stock bonus was not issued as of March 31, 2017, and $15,000 was  recorded as stock-based compensation and included as consulting fees.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	COMMITMENTS (continued)

(2).	Consultant Agreement (continued)

On May 16, 2017, the Company amended the terms of the agreement so that the $15,000 in services payable in stock shall convert at $0.01 per share for a total of 1,500,000 common shares of stock to be issued. 1,500,000 common shares were issued as of the date of  is the amendment and were valued at $82,500, or $0.055 per share based on the fair market value on the date of the agreement.. The Company recorded the additional $67,500 as stock-based compensation which is included in  consulting fees.

(3).	IR Agreement

On March 28, 2017, the Company entered into an investor relations agreement with a third party, whereunder the third party will provide advertising, promotional and marketing services for the Company between April 1, 2017 and July 1, 2017. In consideration of the foregoing services performed by the third party, the Company will pay a fee of 1,920,000 restricted shares on or before April 1, 2017. In addition, the third party will remain the owner of at least 1% of the company's outstanding shares for a 1 year period. On April 1, 2018, the Company shall issue additional shares as necessary to bring the total number of shares paid to the third party to equal 1% of the outstanding shares of common stock as of 4/1/2018. In the event the Company does not issue the shares as required under this provision, the Company will be subject to a penalty of $5,000 per month until the shares are issued.

1,920,000 shares were issued on March 28, 2017 and valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock based compensation as part of consulting expenses.

In respect to the investor relations agreement, 15,000 additional shares have been allocated for  issuance effective May 16, 2017, and $825 has been expensed as stock based compensation as part of consulting expenses due to 1,500,000 shares of common stock issued to a consultant (ref Note 5 – (2)).

The 15,000 shares were not issued as of June 30, 2017, and $825 was recorded on the balance sheet as liabilities for unissued shares.

(4).	Consultant Agreement

On April 6, 2017 the Company entered into a consulting agreement with an advisor, where under the advisor will provide access to financing for the Company's business activities. In consideration of the foregoing services performed by the advisor, the Company will pay a fee of 10% of net proceeds on each financing introduced.

During the six months ended June 30, 2017, the Company paid  of $14,475 to the  advisor in respect of this agreement.

(5).	Consultant Agreement

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

The Company recorded $140,000 in respect to the 2,000,000 shares based on the fair market value on April 1, 2017 which amount has been recorded on the balance sheet as liabilities for unissued shares, and expensed $70,000  as stock based compensation as part of consulting expenses in the period ended June 30, 2017. The balance of $70,000 will be expensed in the quarter ended September 30, 2017.  As at June 30, 2017 the shares remained unissued.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	COMMITMENTS (continued)

(6).	Consultant Agreement

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry with regard to marketing and distribution of online retail sales for all products.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly payments of $12,500 per quarter.

On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director.  For accepting the position of Director, Mr. Berry will receive 1,000,000 shares of the Company's common stock, valued at $0.05 per share.  Additionally, Mr. Berry will be paid $500 for each board meeting for which he is physically present.

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares, and expensed $50,000 as stock based compensation as part of consulting expenses in the period ended June 30, 2017.

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

Series B Voting Preferred Shares issued during the six months ended June 30, 2017:

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.  The Company obtained a third party valuation of the preferred stock to determine the fair value as at the date of issue.  The report results provided for a value of $ $21,000 as stock based compensation as part of consulting expenses.

As of June 30, 2017, and December 31, 2016, 20,000 and nil preferred shares were issued and outstanding, respectively.

Common Shares issued during the six months ended June 30, 2017:

On March 28, 2017, the Company approved the issuance of 1,920,000 shares of the Company's common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant.  The shares were valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock based compensation as part of consulting expenses.

On May 16, 2017, the Company amended the terms of a consulting agreement (Note 5 (2)) so that $15,000 in services payable by shares of common stock shall convert at $0.01 per share for a total of 1,500,000 common shares.  The shares were issued as of the date of  is the amendment and were valued at $82,500, or $0.055 per share based on the fair market value on the date of the agreement.. The Company recorded the additional $67,500 as stock-based compensation which is included in  consulting fees.

Common Shares issued during the year ended December 31, 2016:

During the year ended December 31, 2016, the Company has received proceeds totaling $35,500 from various parties subscribing for a total of 53,250,000 shares at $0.000667 per share under our Form S-1 registration statement.  53,250,000 shares of the Company's common stock were issued in respect of these subscriptions.

On July 25, 2016, 1,500,000,000 shares of treasury stock were returned.

On December 2, 2016, our sole officer and director, Mr. Edward Aruda, returned 7,361,250,000 shares of the Company's common stock for no consideration. Mr, Aruda was originally issued 7,500,000,000 shares as a signing bonus in fiscal 2015.

As at June 30, 2017 and December 31, 2016, there were 195,420,000 and 192,000,000 shares issued and outstanding, respectively.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS

Mr. Edward Aruda, President, CEO and director

During the six months ended June 30 2017, Mr. Aruda advanced $1,500 to the Comapny.

As of June 30, 2017, and December 31, 2016, $10,940 and $9,440 is reflected on the Company's balance sheets as promissory notes payable – related party in respect of amounts which remain payable to Mr. Aruda.

During the six months ended June 30, 2017, Mr. Aruda invoiced $30,000 ($5,000 per month) as consulting fees. The Company paid $12,500 in cash, leaving $17,500 on the Company's balance sheets as accounts payable – related parties.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.  The Company obtained a third party valuation of the preferred stock to determine the fair value as at the date of issue.  The report results provided for a value of $ $21,000 as stock based compensation as part of consulting expenses.

Mr. Matthew C. Scott, Director

On April 1, 2017, the Company expanded its board of directors to include Matthew C. Scott.  Concurrently the Company  entered into a consulting agreement with Mr. Scott for a term of one year, where under Mr. Scott shall receive an annual fee of $100,000 payable in quarterly installments. Further effective April 1, 2017 the Company agreed to issue Mr. Scott 2,000,000 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months.

The Company recorded $140,000 in share based compensation in respect of the 2,000,000 shares issuable based on the fair market value on April 1, 2017which amount has been recorded on the balance sheet as liabilities for unissued shares.  Further a total of $70,000 has been expensed in the three months ended June 30, 2017 as stock based compensation as part of consulting expenses. A further $70,000 will be expensed in the three months ended September 30, 2017.

During the six months ended June 30, 2017, the Company accrued consulting fees of $25,000, and paid $5,000 in cash, leaving $20,000 on the Company's balance sheets as account payable – related parties with respect to amounts due to Mr. Scott..

Mr. Samuel Berry, Director

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry..  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter.

On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director.  For accepting the position of Director, Mr. Berry will receive 1,000,000 Shares of the Company's Common Stock, valued at $0.05 per share.  Additionally, Mr. Berry will be paid $500 for each board meeting ofor which he is physically present.

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares, and expensed $50,000 as stock based compensation as part of consulting expenses in the period ended June 30, 2017.

During the six months ended June 30, 2017, the Company accrued consulting fees of $4,167 on the Company's balance sheets as account payable – related parties in respect of amounts payable to Mr. Berry.

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8.	INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through June 30, 2017 of approximately $711,400, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $241,870 at June 30, 2017. For the six months ended June 30, 2017, the valuation allowance increased by approximately $176,600.

All tax years since inception are open to examination by the Internal Revenue Service.

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

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares of our capital stock.

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Vet Online Supply, Inc., unless otherwise indicated.

Corporate Information

Vet Online Supply, Inc. was incorporated in the State of Florida on May 31, 2014. We are an emerging growth company that engages in the sale of veterinary supplies for vet clinics of all sizes. We sell our products on the eCommerce web-based platform called OsCommerce, at our website www.vetonlinesupplies.com. Our website gives our customers the ability to purchase veterinary supplies at affordable prices, making an order any time of the day, any day of the week. Recently we have expanded our product line to include CBD Pet Products and have plans for further expansion in fiscal 2017. As part of this intiative we recently began selling and shipping our own cannabis product line for pets, in addition to our legacy veterinarian supplies line. The newest of the products are the Pet Drops, and the Pet Treats. CBD pet drops can help with arthritis, compromised immune systems, stress responses, aggression and digestive issues. Veterinarians are also finding CBD hemp can be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness.
 The Company's fiscal year end is December 31.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2017 and audited financial statements for the year ended December 31, 2016, along with the accompanying notes, as filed with the Securities and Exchange Commission on Form 10-K on April 17, 2017.

At June 30, 2017 we had cash on hand totaling $5,911 (December 31, 2016 - $319), property and equipment of $20,547, prepaid expenses of $73,000, and an other receivable of $177 for total assets of $99,635(December 31, 2016 - $496).  Prepaid expenses consist of fees paid in cash and shares to consultants which are being amortized over the terms of the respective contracts.  We had  liabilities of $819,728 (December 31, 2016 - $80,352).  The substantive increase to our  current liabilities is a direct result of certain financings by way of convertible note payable entered into during the six months ended June 30, 2017.  In addition we expanded our board of directors, management and consulting team during the current six months which resulted in an increase to both our accounts payable and our related party accounts payable.  We have recently commenced an aggressive plan to increase our online sales including a series of newly developed supplements for pets. We expect to be required to secure additional financing to fund future operations. To date loans when required have been able to be secured from management of the Company and third party financing sources,  however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $50,000 for fiscal year 2017) and our other operational overhead which shall require a minimum of $300,000. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

For the three months ended June 30, 2017 and 2016

We have generated minimal gross profit since inception, and an amount totaling $1,226, during the three months ended June 30, 2017 as compared to $172 in gross profit during the three months ended June 30, 2016. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public issuer. Such general and administrative costs totaled $28,967 during the three months ended June 30, 2017 ($2,215 – June 30, 2016). Further we have incurred professional fees of $9,460 (2016 - $14,575) and consulting fees of $445,626 (2016 – Nil) in the current three months ended June 30, 2017.  The  substantial increase to our operating costs period over period is a direct result of the increase to consulting fees period over period as the Company has retained additional consultants to help implement expansion of our business plan.  We have also increased our management team with the addition of two new directors in the recent three months.  The Company has retained both an IR firm and several  administrative consultants in the most recently completed three months incurring consulting fees of $445,626 of which $223,500 was settled with shares of the Company's common stock.

During the three months ended June 30, 2017 the Company entered into certain convertible notes which resulted in a loss from the associated derivative liabilities of $169,800 in the period as we marked the conversion feature to market, as well as interest expense of $50,939.  We further recorded a gain from the extinguishment of debt of $50,000 related to a prior period note payable which was forgiven by the lender for total other expenses of $170,739 in the period as compared to only $Nil in the comparative three months ended June 30, 2016.

The Company recorded a net loss of $653,566 and $16,618 respectively as at the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017 and 2016

We have generated minimal gross profit since inception, and an amount totaling $1,312, during the six months ended June 30, 2017 as compared to $352 in gross profit during the six months ended June 30, 2016. Additionally, we continue to incur general and administrative costs related to our business plan and the filing requirements as a public issuer. Such general and administrative costs totaled $29,587 during the six months ended June 30, 2017 ($2,222 – June 30, 2016). Further we have incurred professional fees of $18,080 (2016 - $20,315) and consulting fees of $574,615 (2016 – Nil) in the current six months ended June 30, 2017.  The  substantial increase to our operating costs period over period is a direct result of the increase to consulting fees period over period as the Company has retained additional consultants to help implement expansion of our business plan.  We have also increased our management team with the addition of two new directors in the recent six months.  The Company has retained both an IR firm and several  administrative consultants in the most recently completed six months incurring consulting fees of $574,615 of which $319,500 was settled with shares of the Company's common stock.

During the six months ended June 30, 2017 the Company entered into certain convertible notes which resulted in a loss from the associated derivative liabilities of $216,200 in the period as we marked the conversion feature to market, as well as interest expense of $52,567.  We further recorded a gain from the extinguishment of debt of $50,000 related to a prior period note payable which was forgiven by the lender for total other expenses of $218,767 in the period as compared to only $193 in the comparative six months ended June 30, 2016.

The Company recorded a net loss of $839,737 and $22,378 respectively as at the six months ended June 30, 2017 and 2016.

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

ITEM 4.             CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $40,000 from total loan proceeds of $45,000, which  loan bears interest at 8% per annum and is due on May 1, 2018. Original issue discount of $2,300 and legal fees of $2,700 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average three (3) lowest closing price for the previous twenty (20) trading days preceding the date of conversion.

On May 8, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $30,000 from total loan proceeds of $36,000, which  loan bears interest at 8% per annum and is due on May 1, 2018. Original issue discount of $4,500 and legal fees of $1,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading price for the previous twenty (20) trading days to the date of conversion.

On May 16, 2017, the Company issued a consultant 1,500,000 common shares.  The shares were valued at $82,500, or $0.055 per share based on the fair market value on the date of the agreement.

On May 22, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $25,000 from total loan proceeds of $28,000, which  loan bears interest at 12% per annum and is due on February 28, 2018. Legal fees of $3,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average lowest two (2) trading prices for the previous fiftteen (15) trading days to the date of conversion.

On May 25, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $47,500 from total loan proceeds of $50,000, which  loan bears interest at 8% per annum and is due on May 25, 2018. Legal fees of $2,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest closing price in the previous twenty (20) trading days to the date of conversion.

On June 16, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $47,250 from total loan proceeds of $64,000, which  loan bears interest at 8% per annum and is due on March 16, 2018. Original issue discount of $9,000 and legal fees of $7,750 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest trading price for the previous thirty (30) trading days to the date of conversion.

On June 16, 2017, the Company entered into a convertible loan agreement with an investor in the form of a back end note. The Company received net proceeds of $20,000 from total loan proceeds of $25,500, which  loan bears interest at 2% per annum and is due on June 16, 2018. Original issue discount of $4,000 and legal fees of $1,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading price for the previous twenty (20) trading days to the date of conversion.

On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director.  For accepting the position of Director, Mr. Berry will receive 1,000,000 Shares of the Company's Common Stock, valued at $0.05 per share.

In respect of the aforementioned convertible loan agreement(s) and the underlying shares,  as well as shares issued to a director and consultant, the Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are "accredited investors" and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

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

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.             OTHER INFORMATION

On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director.

ITEM 6.             EXHIBITS

Exhibit Number	Description
10.1	Securities Purchase Agreement and Convertible Note with EMA Financial, LLC, dated May 1, 2017*
10.2	Securities Purchase Agreement and Convertible Note with Crown Bridge Partners LLC dated May 8, 2017*
10.3	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated May 22, 2017*
10.4	Securities Purchase Agreement and Convertible Note with LG Capital dated May 25, 2017*
10.5	Securities Purchase Agreement and Convertible Note with Auctus Fund LLC dated June 16, 2017*
10.6	Securities Purchase Agreement and Back End Convertible Note with Crown Bridge Partners LLC dated June 19, 2017*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date:	August 18, 2017	By:	/s/ Edward Aruda
		Name:	Edward Aruda
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director