Form 10-Q
period 2017-09-30
Vet Online Supply Inc
filed 2017-11-08
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-55787

Vet Online Supply Inc.

(Exact name of registrant as specified in its charter)

Florida	47-0990750	5047
(State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization)	Identification Number	Classification Code Number

6500 Live Oak Drive Kelseyville, CA 95451 Tel: 503-308-9173
(Address and telephone number of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report) 1041 Market Street. PMB389 San Diego, CA 9101

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of November 7, 2017, there were 209,150,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements.”. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 17, 2017.

REPORTED IN UNITED STATES DOLLARS

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash	$2,762	$319
Other Receivables	177	177
Total Current Assets	2,939	496

Property and equipment, net	16,876

TOTAL ASSETS	$19,815	$496

LIABILITIES
Current Liabilities:
Accounts payable	$39,444	$20,648
Accounts payable - related party	69,182	264
Convertible notes payable, interest	11,757	-
Convertible notes payable, net of discount	144,438	50,000
Deferred revenue	134	-
Derivative liabilities	508,532	-
Liability for unissued shares	190,825	-
Promissory notes payable - related party	10,940	9,440
Total Current Liabilities	975,252	80,352

Total Liabilities	975,252	80,352

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, Series B: $0.001 par value 10,000,000 shares authorized 20,000 shares issued and outstanding at September 30, 2017 0 shares issued and outstanding at December 31, 2016	20	-
Common stock, $0.001 par value 1,000,000,000 authorized 196,407,654 shares issued and outstanding at September 30, 2017 192,000,000 shares issued and outstanding at December 31, 2016	196,407	192,000
Additional paid in capital	132,865	(79,850)
Accumulated deficit	(1,284,729)	(192,006)
Total Shareholders’ Equity	(955,437)	(79,856)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,815	$496

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Sales	$-	$-	$2,787	$972
Cost of sales	670	-	2,145	620
Gross profit (loss)	(670)	-	642	352

Operating expenses:
Consulting fees	148,240	-	721,830	-
Depreciation	1,050		1,124
G&A expenses	9,847	7,431	40,385	29,968
Professional fees	1,060	-	19,140	-
Total Operating expenses	160,197	7,431	782,479	29,968

Loss from operations	(160,867)	(7,431)	(781,837)	(29,616)

Other income (expense):
Gain (loss) on derivative liability valuation	69,002	-	(95,268)	-
Gain (loss) on settlement of debt	-	-	50,000	-
Interest expenses	(161,121)	(131)	(265,618)	(324)
Total other income/expenses	(92,119)	(131)	(310,886)	(324)

Net loss before income taxes	(252,986)	(7,562)	(1,092,723)	(29,940)
Income tax expense	-	-	-	-
Net loss	$(252,986)	$(7,562)	$(1,092,723)	$(29,940)

Per share information
Weighted number of common shares outstanding, basic and diluted	195,548,824	50,355,000	194,104,292	50,179,813
Net loss per common share	(0.00129)	(0.0002)	(0.00563)	(0.0006)

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net loss	$(1,092,723)	$(29,940)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,124	-
Shares issued for IR agreement	96,000	-
Shares issued for consulting agreement	82,500	-
Preferred shares issued for consulting agreement	21,000	-
Liability for unissued shares due to IR agreement	825	-
Liability for unissued shares due to consulting agreements	190,000	-
Amortization of debt discount and deferred financing costs	184,143	-
Change in derivative liability	95,268	-
Gain on debt forgiveness	(50,000)	-
Changes in operating assets and liabilities:
Accounts payable	22,663	11,676
Accounts payable – related party	65,051	(12,000)
Deferred revenue	134	-
Net cash provided (used by) operating activities	(384,015)	(30,264)

Cash Flows From Investing Activities
Additions to property, plant and equipment	(18,000)	-
Net cash used from investing activities	(18,000)	-

Cash Flows From Financing Activities
Proceeds from private placement	-	33,004
Convertible notes payable, net	402,958	-
Proceeds from promissory note	1,500	-
Payment to promissory notes payable	-	-
Net cash provided from financing activities	404,458	33,004

Increase (decrease) in cash and cash equivalents	2,443	2,740
Cash and cash equivalents at beginning of period	319	1,870
Cash and cash equivalents at end of period	$2,762	$4,610

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$526	$193

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Vet Online Supply Inc. (the “Company”) is a Florida corporation incorporated on May 31, 2014. We are currently a US based reseller of premium veterinary supplies. The goal of “Vet Online Supply” is to replace our current business model of sourcing our products through Concord Veterinary Supply; and launching our own brand label products for the CBD and enhancement pet care supplies markets. Our headquarters are located at 6500 Live Oak Drive, Kelseyville CA 95451.  Recently the Company has expanded its products to include its own cannabis product line for pets, in addition to its legacy veterinarian supplies line. These new products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and have may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness.

During August 2015, the Company filed amended articles with the Florida Secretary of State to:

-	Set a series of preferred stock, each one share being convertible into one share of common stock and with no voting rights;
-	Set par value for each of the preferred and common stock at $0.001 per share.

On July 25, 2016, the Company filed a Certificate of Amendment with the State of Florida to increase the authorized Common Stock, par value $0.001, to 8,000,000,000 common shares, and to effectuate a forward split of 150 shares for each 1 share of the Company’s issued Common Stock (“Forward Split”). The effective date of the Forward Split is July 28, 2016. On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000, par value $0.001, and designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock.  The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

All share and per share data contained in these financial statements reflects the retroactive application of the aforementioned forward share split.

To date, our activities have been limited to formation, the raising of equity capital, and the initial stages of implementation of our business plan.  Recently we have expanded our product line and retained various consultants to assist in generating corporate growth. While we have operated our veterinary supply business for several years, we are actively seeking to substantially increase revenues with additional marketing efforts in fiscal 2017.

Unaudited Interim Financial Statements

The interim unaudited financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Financial Statement Presentation

The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Fiscal year end

The Company has selected December 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

 Revenue recognition and related allowances

Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2017 and December 31, 2016 is $0.

Inventories

The Company is a reseller of premium veterinary supply products and cannabis based supplements and as such will not maintain inventory. All items are directly drop shipped to customers when ordered and no inventory is held on hand as a result.

Warranty

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during the nine-month period ended September 30, 2017 and 2016.

Fair Value Measurements

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

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2017 and December 31, 2016:

	Input	September 30, 2017	December 2016
	Level	Fair Value	Fair Value
Derivative Liability	3	$508,532	$-
Total Financial Liabilities		$508,532	$-

Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all the deferred tax assets will not be realized.

Basic and Diluted Loss Per Share

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

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long-term financing or debt financing, to enable the Company to reach profitable operations. Historically, the Company’s sole officer and director has provided short term loans to meet working capital shortfalls. We have recently entered into financing agreements with various third parties to meet our capital needs in fiscal 2017.

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

4.	CONVERTIBLE NOTES PAYABLE

(a)	Convertible Note due on December 30, 2017

On March 15, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $35,000 from total loan proceeds of $38,000, which bears interest at 12% per annum and is due on December 30, 2017. Legal fees of $3,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average lowest two (2) trading prices for the previous fifteen (15) trading days to the date of conversion.

During the nine months ending September 30, 2017, the note holder converted $8,000 in principal into 987,654 shares of the Company’s common stock.

(b)	Convertible Note due on April 25, 2018

On April 25, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $50,000 from total loan proceeds of $55,000, which bears interest at 8% per annum and is due on April 25, 2018. Legal fees of $5,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average lowest three (3) trading prices for the previous twenty (20) trading days to the date of conversion.

(c)	Convertible Note due on May 1, 2018

On May 1, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $40,000 from total loan proceeds of $45,000, which bears interest at 8% per annum and is due on May 1, 2018. Original issue discount of $2,300 and legal fees of $2,700 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average three (3) lowest closing price for the previous twenty (20) trading days preceding the date of conversion.

(d)	Convertible Note due on May 8, 2018

On May 8, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $30,000 from total loan proceeds of $36,000, which bears interest at 8% per annum and is due on May 1, 2018. Original issue discount of $4,500 and legal fees of $1,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading price for the previous twenty (20) trading days to the date of conversion.

In addition, the Company paid an additional $3,000 to a consultant in respect to the consulting agreement (ref: Note 5 – (4)).

(e)	Convertible Note due on February 28, 2018

On May 22, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $25,000 from total loan proceeds of $28,000, which bears interest at 12% per annum and is due on February 28, 2018. Legal fees of $3,000 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the average lowest two (2) trading prices for the previous fifteen (15) trading days to the date of conversion.

(f)	Convertible Note due on May 25, 2018

On May 25, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $47,500 from total loan proceeds of $50,000, which bears interest at 8% per annum and is due on May 25, 2018. Legal fees of $2,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest closing price in the previous twenty (20) trading days to the date of conversion.

In addition, the Company paid an additional $4,750 to a consultant in respect to the consulting agreement (ref: Note 5 – (4)).

(g)	Convertible Note due on March 16, 2018

On June 16, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $47,250 from total loan proceeds of $64,000, which bears interest at 8% per annum and is due on March 16, 2018. Original issue discount of $9,000 and legal fees of $7,750 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest trading price for the previous thirty (30) trading days to the date of conversion.

In addition, the Company paid an additional $4,725 to a consultant in respect to the consulting agreement (ref: Note 5 – (4)).

(h)	Convertible Note due on June 19, 2018

On June 16, 2017, the Company entered into a convertible loan agreement with an investor in the form of a back-end note. The Company received net proceeds of $20,000 from total loan proceeds of $25,500, which bears interest at 2% per annum and is due on June 16, 2018. Original issue discount of $4,000 and legal fees of $1,500 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 45% discount to the lowest trading price for the previous twenty (20) trading days to the date of conversion.

In addition, the Company paid an additional $2,000 to a consultant in respect to the consulting agreement (ref: Note 5 – (4)).

(i)	Convertible Note due on April 10, 2018

On August 10, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $42,000 from total loan proceeds of $44,200, which bears interest at 8% per annum and is due on April 10, 2018. Legal fees of $2,200 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest closing price in the previous twenty (20) trading days to the date of conversion.

5.	DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2017:

September 30,
2017
Balance, beginning of period	$-
Initial recognition of derivative liability	422,906
Conversion of derivative instruments to Common Stock	(9,642)
Mark-to-Market adjustment to fair value	95,267
Balance, end of period	$508,531

During the nine months ended September 30, 2017 the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $44,906, reduced derivative liabilities by $9,642 for convertible notes converted into common stock, and performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a loss on the derivative liability valuation of $95,267.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the nine months ended September 30, 2017, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.06% - 1.20%, (2) term of 0.25 years – 0.72 years, (3) expected stock volatility of 184% - 291%, (4) expected dividend rate of 0%, (5) common stock price of $0.0011 - $0.0014, and (6) exercise price of $0.00605 - $0.00754.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

6.	COMMITMENTS

(1).	Engagement Agreement

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

On March 28, 2017, the Company entered into an investor relations agreement with a third party, whereby the third party will provide advertising, promotional and marketing services for the Company between April 1, 2017 and July 1, 2017. In consideration of the foregoing services performed by the third party, the Company will pay a fee of 1,920,000 restricted shares on or before April 1, 2017. In addition, the third party will remain the owner of at least 1% of the company’s outstanding shares for a 1-year period. On April 1, 2018, the Company shall issue additional shares as necessary to bring the total number of shares paid to the third party to equal 1% of the outstanding shares of common stock as of 4/1/2018. In the event the Company does not issue the shares as required under this provision, the Company will be subject to a penalty of $5,000 per month until the shares are issued.

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

On April 6, 2017 the Company entered into a consulting agreement with an advisor, where under the advisor will provide access to financing for the Company’s business activities. In consideration of the foregoing services performed by the advisor, the Company will pay a fee of 10% of net proceeds on each financing introduced.

During the six months ended June 30, 2017, the Company paid of $14,475 to the advisor in respect of this agreement.

(5).	Consultant Agreement

On April 1, 2017, the Company expanded its board of directors to include Matthew C. Scott, to assist with development of our internet marketing efforts with a goal of growing our business. Concurrently we entered into a consulting agreement with Mr. Scott for a term of one year, where under Mr. Scott shall receive an annual fee of $100,000 payable in quarterly installments. Further effective April 1, 2017 the Company agreed to issue Mr. Scott 2,000,000 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months.

The Company recorded $140,000 in respect to the 2,000,000 shares based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares, and expensed $140,000 as stock based compensation as part of consulting expenses in the period ended September 30, 2017.  At September 30, 2017, the shares remained unissued.

(6).	Consultant Agreement

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry with regard to marketing and distribution of online retail sales for all products.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly payments of $12,500 per quarter.

On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director.  For accepting the position of Director, Mr. Berry will receive 1,000,000 shares of the Company’s common stock, valued at $0.05 per share.  Additionally, Mr. Berry will be paid $500 for each board meeting for which he is physically present.

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares, and expensed $50,000 as stock based compensation as part of consulting expenses in the nine months ended September 30, 2017.

(7).	Employee Agreement.

On August 28, 2017, Vet Online Supply Inc. (“the Company”) entered into an Employment Agreement with Mr. Daniel Rushford with regard to being appointed as the new Chief Executive Officer, President, Secretary, Treasurer and Member of the Board of Directors. Mr. Rushford will receive a monthly salary of $2,000.00 to be paid at the end of each month. Unpaid amounts will accrue annual interest of 6%. In addition, Mr. Rushford will receive 25,000,000 shares of restricted common stock and 1,000 Preferred Series B Shares upon signing of this agreement. Further, at the end of the first 12 months the employee will receive $75,000 of restricted common shares of the company at fair market value.  The term of the Consulting Agreement is for two years; renewable upon mutual consent.

7.	COMMON AND PREFERRED STOCK

On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000, par value $0.001, and designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock.  The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

Series B Voting Preferred Shares issued during the nine months ended September 30, 2017:

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.  The Company obtained a third-party valuation of the preferred stock to determine the fair value as at the date of issue.  The report results provided for a value of $ $21,000 as stock based compensation as part of consulting expenses.

On August 28, 2017 the 20,000 shares of Series B Voting Preferred Stock to Edward Aruda was canceled and 1,000 shares of Series B Voting Preferred Stock to Dan Rushford.

As of September 30, 2017, and December 31, 2016, 1,000 and $0 preferred shares were issued and outstanding, respectively.

Common Shares issued during the nine months ended September 30, 2017:

On March 28, 2017, the Company approved the issuance of 1,920,000 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant.  The shares were valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock based compensation as part of consulting expenses.

On May 16, 2017, the Company amended the terms of a consulting agreement (Note 5 (2)) so that $15,000 in services payable by shares of common stock shall convert at $0.01 per share for a total of 1,500,000 common shares.  The shares were issued as of the date of the amendment and were valued at $82,500, or $0.055 per share based on the fair market value on the date of the agreement. The Company recorded the additional $67,500 as stock-based compensation which is included in consulting fees.

On September 18, 2017, the holder of a note converted $8,000 in principal into 987,354 shares of the Company’s common stock.

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

As at September 30, 2017 and December 31, 2016, there were 196,407,654 and 192,000,000 shares issued and outstanding, respectively.

8.	RELATED PARTY TRANSACTIONS

Mr. Edward Aruda, President, CEO and Director

During the nine months ended September 30, 2017, Mr. Aruda advanced $5,700 to the Company.

As of September 30, 2017, and December 31, 2016, $10,940 and $9,440 is reflected on the Company’s balance sheets as promissory notes payable – related party in respect of amounts which remain payable to Mr. Aruda.

During the nine months ended September 30, 2017, Mr. Aruda invoiced $30,000 ($5,000 per month) as consulting fees. The Company paid $18,000 in cash, leaving $12,000 on the Company’s balance sheets as accounts payable – related parties.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda.  The Company obtained a third-party valuation of the preferred stock to determine the fair value as at the date of issue.  The report results provided for a value of $ $21,000 as stock based compensation as part of consulting expenses.

On August 28, 2017 Edward Aruda resigned from the positions of Chief Executive Officer, President, Secretary, and Treasurer. Mr Aruda will remain as Chairman of the Board of Directors and will supervise sales and marketing for the Company in the near future.

Mr. Matthew C. Scott, Director

On April 1, 2017, the Company expanded its board of directors to include Matthew C. Scott.  Concurrently, the Company entered into a consulting agreement with Mr. Scott for a term of one year, whereby Mr. Scott shall receive an annual fee of $100,000 payable in quarterly installments. Furthermore, effective April 1, 2017 the Company agreed to issue Mr. Scott 2,000,000 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months.

The Company recorded $140,000 in share based compensation in respect of the 2,000,000 shares issuable based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares.  Furthermore, a total of $140,000 has been expensed in the nine months ended September 30, 2017 as stock based compensation as part of consulting expenses.

During the nine months ended September 30, 2017, the Company accrued consulting fees of $40,000, and paid $10,000 in cash, leaving $30,000 on the Company’s balance sheets as account payable – related parties with respect to amounts due to Mr. Scott.

Mr. Samuel Berry, Director

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter.

On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director.  For accepting the position of Director, Mr. Berry will receive 1,000,000 Shares of the Company’s Common Stock, valued at $0.05 per share.  Additionally, Mr. Berry will be paid $500 for each board meeting for which he is physically present.

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares, and expensed $50,000 as stock based compensation as part of consulting expenses in the period ended June 30, 2017.

During the nine months ended September 30, 2017, the Company accrued consulting fees of $16,667 on the Company’s balance sheets as account payable – related parties in respect of amounts payable to Mr. Berry.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through September 30, 2017 of approximately $1,092,723 will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $371,524 at September 30, 2017.

All tax years since inception are open to examination by the Internal Revenue Service.

10.	SUBSEQUENT EVENTS

On October 15, 2017, the Board of Directors of the Corporation approved the issuance of 20,000,000 restricted common shares in value of $200,000 at a price of $.01 to Robert Sullavan pursuant the Agreement dated October 2, 2017; 75,000,000 restricted common shares at a value of $50,000 to Samuel Berry at $12,500 per month for 4 months pursuant his agreement date June 19, 2017 at a price of ..00067; 75,000,000 restricted common shares at a value of $50,000 to Mathew Scott pursuant his agreement date April 1, 2017; and 25,000,000 restricted common shares at a value of $25,000 to Daniel Rushford at a price of $.01 pursuant his agreement dated August 28, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” means Vet Online Supply, Inc., unless otherwise indicated.

Corporate Information

Vet Online Supply, Inc. was incorporated in the State of Florida on May 31, 2014. We are an emerging growth company that engages in the sale of veterinary supplies for vet clinics of all sizes. We sell our products on the eCommerce web-based platform called OsCommerce, at our website www.vetonlinesupplies.com. Our website gives our customers the ability to purchase veterinary supplies at affordable prices, making an order any time of the day, any day of the week. Our short term objective is to phase-out the Concord Supply line and expand our product line to include CBD Pet Products and have plans for further expansion in fiscal 2017 with new products to enhance pet health. As part of this initiative we recently began selling and shipping our own cannabis product line for pets, in addition to our legacy veterinarian supplies line. The newest of the products are the Pet Drops, and the Pet Treats. CBD pet drops can help with arthritis, compromised immune systems, stress responses, aggression and digestive issues. Veterinarians are also finding CBD hemp can be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness.

The margins are greater with our own brand-name label products as compared to the products sold through Concord. Further, our ability to respond to our customer needs are also greater as compared to reliance on Concord’s ability to fulfill product orders.

The Company’s fiscal year end is December 31.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2017 and audited financial statements for the year ended December 31, 2016, along with the accompanying notes, as filed with the Securities and Exchange Commission on Form 10-K on April 17, 2017.

At September 30, 2017 we had cash on hand totaling $2,762 (December 31, 2016 - $319), property and equipment of $16,876, and other receivables of $177 for total assets of $19,815 (December 31, 2016 - $496). We had liabilities of $975,252 (December 31, 2016 - $80,352).  The substantive increase to our current liabilities is a direct result of certain financings by way of convertible note payable entered into during the nine months ended September 30, 2017.  In addition, we expanded our board of directors, management and consulting team during the current nine months which resulted in an increase to both our accounts payable and our related party accounts payable.  We have recently commenced an aggressive plan to increase our online sales including a series of newly developed supplements for pets. We expect to be required to secure additional financing to fund future operations. To date, loans when required, have been able to be secured from management of the Company and third-party financing sources, however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $50,000 for fiscal year 2017) and our other operational overhead which shall require a minimum of $300,000. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate capital, then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

Results for the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues:

The Company’s revenues were $0 for the three months ended September 30, 2017 compared to $0 for the three months ended September 30, 2016.

Cost of Sales:

The Company’s cost of sales was $670 for the three months ended September 30, 2017, compared to $0 for the three months ended September 30, 2016. The increase was due to the purchase of additional materials required to fulfill customer orders as sales increased.

Operating Expenses:

Operating expenses consisted primarily of professional fees, consulting fees, office expenses and fees associated with preparing reports and SEC filings relating to operating a public company. Operating expenses for the three months ended September 30, 2017, and September 30, 2016, were $160,197 and $7,431 respectively. The increase to our operating costs is a direct result of the increase to consulting fees period over period as the Company has retained additional consultants to help implement expansion of our business plan.  We have also increased our management team with the addition of two new directors.

Other Income (Expense):

Other income (expense) for the three ended September 30, 2017, and September 30, 2016, was $(92,119) and $(131), respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increased expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the three months ended September 30, 2017 was $252,986 compared with a net loss of $7,562 for the three months ended September 30, 2016. The increased net loss can be explained by the increase in operating expenses and by the changes in the gain in the fair value of derivative liabilities and the gain on settlement of debt.

Results for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues:

The Company’s revenues were $2,782 for the nine months ended September 30, 2017 compared to $972 for the nine months ended September 30, 2016.

Cost of Sales:

The Company’s cost of sales was $2,145 for the nine months ended September 30, 2017, compared to $620 for the nine months ended September 30, 2016. The increase was due to the purchase of additional materials required to fulfill customer orders as sales increased.

Operating Expenses:

Operating expenses consisted primarily of professional fees, consulting fees, office expenses and fees associated with preparing reports and SEC filings relating to operating a public company. Operating expenses for the nine months ended September 30, 2017, and September 30, 2016, were $782,479 and $29,968 respectively. The substantial increase to our operating costs is a direct result of the increase to consulting fees, as the Company has retained additional consultants to help implement expansion of our business plan.  We have also increased our management team with the addition of two new directors in the recent six months.  The Company has also retained both an IR firm and several administrative consultants in the most recently completed nine months.

Other Income (Expense):

Other income (expense) for the nine ended September 30, 2017, and September 30, 2016, was $(310,886) and $(324), respectively. Other income (expense) consisted of gain or loss on debt forgiveness, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable to interest and penalties on outstanding notes payable, the initial interest expense associated with the valuation of derivative instruments at issuance, and the accretion of the convertible debentures over their respective terms. The increased expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities and the change in the gain/loss on debt settlement between periods based on the amount of debt converted and the difference between the value of the stock issued and the debt extinguished.

Net Loss:

Net loss for the nine months ended September 30, 2017 was $1,092,723 compared with a net loss of $29,940 for the nine months ended September 30, 2016. The increased net loss can be explained by the increase in operating expenses and by the changes in the gain in the fair value of derivative liabilities and the gain on settlement of debt.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow, and we will work to retain additional qualified individuals to ensure a proper segregation of duties. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

On August 10, 2017, the Company entered into a convertible loan agreement with an investor. The Company received net proceeds of $42,000 from total loan proceeds of $44,200, which bears interest at 8% per annum and is due on April 10, 2018. Legal fees of $2,200 were paid in respect of the note and deducted from proceeds advanced.  Interest shall accrue from the advancement date and shall be payable on maturity. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of a 42% discount to the lowest closing price in the previous twenty (20) trading days to the date of conversion.

On September 18, 2017, the holder of a note converted $8,000 in principal into 987,654 shares of the Company’s common stock.

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

On August 28, 2017 the Board of Directors appointed Mr. Daniel Rushford as Chief Executive Officer, President, Secretary, Treasurer and Member of the Board of Directors.

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

VET ONLINE SUPPLY, INC.

Date:	November 7, 2017	By:	/s/ Daniel Rushford
		Name:	Daniel Rushford
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director