Form 10-K
period 2017-12-31
Vet Online Supply Inc
filed 2018-04-02
CIK 1641751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

1041 Market Street. PMB389 San Diego, CA 92101
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒{

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐{

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On September 29, 2017, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $634,234, based upon the closing price on that date of the Common Stock of the registrant of $0.011. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 19, 2018, the Registrant had 2,098,339,268 shares of common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this Annual Report, the terms “we,” “us,” “Company,” “our”, “VOS” and “Vet Online Supply” mean Vet Online Supply, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

General Overview

Vet Online Supply Inc. (the “Company”) is a Florida corporation incorporated on May 31, 2014. The Company recently expanded its product line to include its own holistic product line for pets, during the first quarter of 2018, the Company discontinued its legacy veterinarian supplies lines. These new holistic pet products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness.

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

On August 28, 2017 the Board of Directors accepted the resignation of Mr. Edward Aruda as the Chief Executive Officer, President, Secretary and Treasurer. The resignations of Mr. Aruda were not due to any disagreements with the Company on any matter relating to its operations, policies or practices.

On August 28, 2017 the Board of Directors appointed Mr. Daniel Rushford as the Chief Executive Officer, President, Secretary, Treasurer, and a Member of the Board of Directors.

On November 9, 2017, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 1,000,000,000 to 3,000,000,000 with a par value of $0.001.

On December 14, 2017, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 3,000,000,000 to 10,000,000,000 with a par value of $0.001.

To date, our activities have been limited to formation, the raising of equity capital, and the initial stages of implementation of our business plan. Recently we have expanded our product line and retained various consultants to assist in generating corporate growth. While we have operated our veterinary supply business for several years, we are actively seeking to substantially increase revenues with additional marketing efforts in fiscal 2018.

The Company’s fiscal year end is December 31.

Company Overview

Vet Online Supply, Inc. is an emerging growth company that now engages in the online sale of its own holistic product line for pets, during the first quarter of 2018, the Company discontinued its legacy veterinarian supplies lines. These new holistic pet products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness. The Company’s web-based eCommerce platform with our products is on our website www.vetonlinesupplies.com. The website gives our potential clients the ability to purchase quality pet products by placing their order any time of day at their convenience.

Vet online Supply Inc. is a manufacturer of holistic pet products that include treats, oils and oral sprays. Distribution channels include online retail sales and fulfillment, direct sales and sub-distributors. Although selling pet products online is not entirely new, we anticipate that this medium will continue to grow as the popularity of Internet eCommerce continues to grow. We believe that by providing high quality pet products at competitive prices and to customers online, Vet Online Supply hopes to become a go to solution for pet owners everywhere. In addition, online vs. catalogue has the benefit of, among other things, search tools and accounts that remember previous purchases, and expedited ordering.

We hope to realize our full plan of operations by raising additional capital through the sale of our securities, and other financing strategies to fully implement our marketing plan. While we have designed a full marketing strategy to gain brand awareness, with a goal of developing a large opt-in customer base we have not yet raised sufficient capital to implement this strategy.

Our Market Opportunity

We have formed our initial marketing and business model. According to the American Pet Products Association (APPA), revenue in the pet industry was $66.75 billion in 2016, an increase of more than 4% over 2015. The average annual growth rate since 2002 is 5.4%, and revenue has been growing steadily for well over 20 years. Of the $66.75 billion in revenue in 2016, $14.71 billion was spent on pet health supplies and medicine. The forecast for 2017 was $14.93 billion. Manufacturers’ level pet health product demand is forecast to increase 4.6 percent annually to $5.6 billion that year. Advances in expenditures will be encouraged by continuing trend of humanizing companion animals and their perception as family members, as well as by growth in the overall pet population. Veterinary technology will continue to adapt diagnostic and treatment techniques from human health care, stimulating value gains for newer, more costly procedures. Source: http://www.americanpetproducts.org/press_industrytrends.

As today’s world moves toward online eCommerce solutions, we believe pet owners will be hard pressed to ignore the cost and quality benefit of online ordering.

Industry Overview

Having holistic pet products available for sale online opens the door to every individual (who has access to the Internet) to have access to our products. Our website does not require a special account, or a qualification process. An account can be made if the user so chooses. Compared to a representative sales force that travels, there is a lower cost to reach an unlimited number of customers across the USA and world using the Internet; travel costs of representatives are eliminated. There is no time lag between the offering of a new product, and its availability online. Email blasts allow the companies to maintain constant, inexpensive communication with their customers, and to provide specials and discounts that motivate purchasing.

Current Operations

Since inception, our operations have primarily consisted of the organization of our business and the development of our business plan. To date we have experienced limited sales from our eCommerce platform launched in fiscal 2014 as we have not yet been available to fully implement our marketing strategy to expand our sales due to lack of available funds.

Products

Vet Online Supply for Animals

Our company manufactures holistic products using hemp oil or hemp isolate that includes Pet Treats and Pet Drops for cats and dogs. The company manufactures its products through LBC Bioscience in Phoenix, Arizona with certifications with SC Laboratories in Santa Cruz, California.

We offer our products on our website. We hope to provide clients with a competitive cost, quality product. Individuals will be able to order online 24/7, from our website, with a minimum order of $100. Our products offered on our site will enjoy the benefit of eCommerce, compared to companies providing products using catalogue options, thus reducing costs, as the sale of products through us will not include catalogue design fees, printing fees, or any postage costs.

It is our hope that our eCommerce website will attract new customers with the ability to go to our website and create an account at no cost and order supplies as needed any hour of the day any day of the week.

Advertising Solutions Platform

Once a customer has signed up for our emails, we send them offers on our vet supplies related to their specific specialty. We update via email on any new product or supply that comes available, real time. Subscribing customers can use this information to stay updated on the industry’s newest offerings.

Marketing

We have engaged various marketing tools and consultants to for social media, press releases and website advertising. Warm Media, LLC in Bend, Oregon provides all website media advertising and marketing. Meridian Ventures, LLC provides news releases.

Growth Strategy

Initially, our target customers have been predominantly pet owners within the large cities of the United States. As we are able to implement our full marketing strategy and grow our client and end-user base, we hope to gain the attention of the general public as well. However, until such time as we have begun substantive marketing efforts we will not be able to adequately assess what portions of our strategy for growth will be most appropriate. However, we envision our success being attributable to our ability to:

-	attract new clients with our competitive costs and quality products, and by providing customers with a free, login account to manage all orders.

-	sustain lower operating costs per customer compared to other companies by having all marketing and materials Internet based.

-	deploy our capital more effectively by hiring a successful firm that specializes in the search engine optimization and social media marketing of eCommerce websites.

 Competition

We compete for the sales of pet products with existing websites that sell similar products. Our principal competitors include but are not limited to: Petco; MWI Veterinary Supply; California Veterinary Supply; Lampert Vet Supply; Valley Vet Supply; and Miller Vet Supply, all of which offer online products. Numerous other second tier resellers are also in the marketplace.

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

Our ability to compete successfully will depend, in part, on the quality of our products, size of our database of customers, as well as our marketing efforts and our ability to anticipate and respond to various competitive factors affecting the industry. These factors include the introduction of new products and technologies, changes in consumer preferences, demographic trends, economic conditions, and pricing strategies of competitors. As a result of competition, we may be required to:

●	increase overall spending to ensure we are offering the best quality products and pricing to our customers;

●	continually assess and evaluate our specials and other offers to ensure that we are offering the most compelling and affordable products

●	increase our advertising, promotional spending, commissions and other customer acquisition costs.

Employees and Consultants

As of the date of this filing, Dan Rushford is our only employee as the CEO and Chairman. Both Samuel Berry and Matthew Scott are Directors and paid consultants. Our suppliers include various consultants for manufacturing, new business development and marketing.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Recent Developments

None.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6500 Live Oak Drive, Kelseyville, CA 95451. Currently we are using the space rent-free. As of the date of this filing, we have not sought to locate a space to lease for office space. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since September 14, 2016 trading under the symbol “VTNL”. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our common stock per quarter as reported by the OTCQB for the period from January 1, 2017 through December 31, 2017, and October 1, 2016 through December 31, 2016, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017 - High	0.75	0.09	0.025	0.02
2017 - Low	0.0275	0.02	0.011	0.0007
2016 - High	—	—	—	0.58
2016 - Low	—	—	—	0.01

Penny Stock Regulations Restrictions on Marketability

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading, (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws, (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price, (d) contains a toll-free telephone number for inquiries on disciplinary actions, (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks, and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock, (b) the compensation of the broker-dealer and its salesperson in the transaction, (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock, and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

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

As of December 31, 2017, there were 669,209,173 shares of the registrant’s $0.001 par value common stock issued and outstanding, which were held by 31 shareholders of record.

Dividends

The Company has not declared any dividends on its common stock since the Company’s inception. There is no restriction in the Company’s Articles of Incorporation and Bylaws that will limit its ability to pay dividends on its common stock. However, the Company does not anticipate declaring and paying dividends to its shareholders in the near future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent Sales of Unregistered Securities

On March 28, 2017, the Company approved the issuance of 1,920,000 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant. The shares were valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock-based compensation as part of consulting expenses.

On May 16, 2017, the Company amended the terms of a consulting agreement (Note 9 (2)) so that $15,000 in services payable by shares of common stock shall convert at $0.01 per share for a total of 1,500,000 common shares. The shares were issued as of the date of the amendment and were valued at $82,500, or $0.055 per share based on the fair market value on the date of the agreement. The Company recorded the additional $67,500 as stock-based compensation which is included in consulting fees.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 20,000,000 restricted common shares with a value of $200,000 at a price of $.01 to Robert Sullivan, pursuant to the Agreement dated October 2, 2017. The shares were issued on November 13, 2017 and were valued at $220,000 or $0.011 per share, based on the fair market value on the date of the issuance, and $20,000 was recorded as a loss on settlement of debt on the statement of operations.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

During the year ended December 31, 2017, the holders of convertible notes converted a total of $247,822 of principal and interest into 278,798,173 shares of common stock. The common stock was valued at $898,016 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $644,469 worth of derivative liabilities, and $143,452 was recorded to additional paid in capital.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2017

On January 3, 2018, the holder of a convertible note converted $8,400 of principal and note fees into 30,000,000 shares of common stock.

On January 9, 2018, the holder of a convertible note converted $9,166 of principal and interest into 19,754,655 shares of common stock.

On January 12, 2018, the holder of a convertible note converted $10,045 of principal, interest, and note fees into 35,876,200 shares of common stock.

On January 25, 2018, the holder of a convertible note converted $7,000 of principal and note fees into 35,000,000 shares of common stock.

On January 29, 2018, the holder of a convertible note converted $7,880 of principal and note fees into 39,400,000 shares of common stock.

On January 30, 2018, the holder of a convertible note converted $9,206 of principal and interest into 26,455,287 shares of common stock.

On January 30, 2018, the holder of a convertible note converted $6,164 of principal into 23,890,039 shares of common stock.

On January 30, 2018, the holder of a convertible note converted $8,275 of principal, interest, and note fees into 41,379,000 shares of common stock.

On February 14, 2018, the holder of a convertible note converted $7,043 of principal and interest into 40,477,183 shares of common stock.

On February 16, 2018, the holder of a convertible note converted $4,520 of principal, interest, and note fees into 37,664,833 shares of common stock.

On February 16, 2018, the holder of a convertible note converted $5,515 of principal, interest, and note fees into 45,956,100 shares of common stock.

On February 27, 2018, the holder of a convertible note converted $6,569 of principal, interest, and note fees into 54,743,400 shares of common stock.

On February 27, 2018, the holder of a convertible note converted $9,149 of principal and interest into 52,578,563 shares of common stock.

On March 1, 2018, 1,000 shares of Series B Voting Preferred Stock were issued to Daniel Rushford.

On March 2, 2018, the holder of a convertible note converted $7,899 of principal, interest, and note fees into 65,824,400 shares of common stock.

On March 2, 2018, the holder of a convertible note converted $11,774 of principal and interest into 67,549,367 shares of common stock.

On March 5, 2018, the holder of a convertible note converted $8,894 of principal, interest, and note fees into 74,115,500 shares of common stock.

On March 6, 2018, the holder of a convertible note converted $9,334 of principal, interest, and note fees into 77,813,900 shares of common stock.

On March 8, 2018, the holder of a convertible note converted $9,804 of principal, interest, and note fees into 81,696,800 shares of common stock.

On March 9, 2018, the holder of a convertible note converted $11,579 of principal and interest into 85,767,185 shares of common stock.

On March 9, 2018, the holder of a convertible note converted $14,238 of principal and interest into 81,827,241 shares of common stock.

On March 9, 2018, the holder of a convertible note converted $10,304 of principal and note fees into 81,696,800 shares of common stock.

On March 14, 2018, the holder of a convertible note converted $11,272 of principal and note fees into 93,333,300 shares of common stock.

On March 14, 2018, the holder of a convertible note converted $8,400 of principal into 36,206,897 shares of common stock.

On March 27, 2018, the Company issued 21,473,756 shares of restricted common stock to Stock Vest, pursuant to an agreement dated March 28, 2017.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues:

The Company’s revenues were $3,064 for the year ended December 31, 2017 compared to $1,096 for the year ended December 31, 2016. The increase in revenue was due to an increase in customer orders.

Cost of Sales:

The Company’s cost of materials was $2,174 for the year ended December 31, 2017, compared to $687 for the year ended December 31, 2016. The increase was due to the purchase of additional materials required to fulfill customer orders as sales increased.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended December 31, 2017, and December 31, 2016, were $1,211,082 and $28,977, respectively. The increase was primarily attributable to an increase in G&A expenses and professional fees. During the year ended December 31, 2017 the Company hired multiple consultants, increased investor relation activities, and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the year ended December 31, 2017, and December 31, 2016, was $(3,461,524) and $(458), respectively. Other income (expense) consisted of gain or loss on settlement of debt, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from and losses on settlement of debt and an increase in convertible notes executed and from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

Net Loss:

Net loss for the year ended December 31, 2017, was $4,672,600 compared with a net loss of $29,026 for the year ended December 31, 2016. The increased net loss can be explained by the increase in operating expenses, the increase in the interest expense, and the loss on settlement of debt in the year ended December 31, 2017 when compared to the prior year, as explained above.

Gross Revenue Commitments During Next Twelve Months

As of the date of this report, the Company has received commitments from customers to fulfill the following product orders:

Q4 2017*	Q1 2018
$202,184	$529,790
—	3,000,00
202,184	3,529,790
$3,731,974

*	Order placed in Q4 2017 expected to ship in Q2 2018, at which time the revenue will be recognized.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31, 2017 $	December 31, 2016 $
Current Assets	16,820	496
Current Liabilities	976,710	80,352
Working Capital (Deficit)	(959,890)	(79,856)

As of December 31, 2017, we had $16,820 in cash and total assets, as well as $976,710 in total liabilities as compared to $319 in cash and $496 total assets, and $80,352 in total liabilities as of December 31, 2016. The increase in assets was due to an increase in cash on hand. The increase in total liabilities was primarily attributed to the to increase in in convertible debt.

The Company requires additional capital to fully execute its marketing program and increase revenues. Presently we are relying on short term loans from our sole officer and director to meet operational shortfalls. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans or other short-term financing options.

	December 31, 2017 $	December 31, 2016 $
Cash Flows from (used in) Operating Activities	(443,249)	(27,019)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	459,750	25,468
Net Increase (decrease) in Cash During Period	16,501	(1,551)

During the year ended December 31, 2017, cash used in operating activities was $(443,249) compared to $(27,019) for the year ended December 31, 2016. The increase in the cash used in operating activities primarily resulted from the larger net loss during the year ended December 31, 2017.

During the year ended December 31, 2017 cash used in investing activities was $0 compared to $0 for the year ended December 31, 2016.

During the year ended December 31, 2017, cash from financing activity was $459,750 compared to $25,468 for the year ended December 31, 2016. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt during the year ended December 31, 2017.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any assets or liabilities requiring disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VET ONLINE SUPPLY INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Vet Online Supply, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vet Online Supply, Inc. (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2015
Lakewood, CO
April 2, 2018

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash	$16,820	$319
Other receivables	—	177
Total Current Assets	16,820	496

TOTAL ASSETS	$16,820	$496

LIABILITIES
Current Liabilities:
Accounts payable	$79,031	$20,648
Convertible notes payable, interest	6,233	—
Convertible notes payable, net of discount	65,225	50,000
Derivative liabilities	625,214	—
Liability for unissued shares	190,825	—
Promissory notes payable - related party	—	9,440
Related party liabilities	10,182	264
Total Current Liabilities	976,710	80,352

Total Liabilities	976,710	80,352

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series B: $0.001 par value 10,000,000 shares authorized	1	—
1.000 shares issued and outstanding at December 31, 2017
0 shares issued and outstanding at December 31, 2016
Common stock, $0.001 par value 10,000,000,000 authorized	669,209	192,000
669,209,173 shares issued and outstanding at December 31, 2017
192,000,000 shares issued and outstanding at December 31, 2016
Treasury stock, 19,000 shares at $0.001	19	—
Additional paid in capital	3,235,487	(79,850)
Accumulated deficit	(4,864,606)	(192,006)
Total Shareholders’ Equity (Deficit)	(959,890)	(79,856)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$16,820	$496

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS

	Years ended
	December 31,
	2017	2016
Sales	$3,064	$1,096
Cost of sales	2,174	687
Gross profit (loss)	890	409

Operating expenses:
Consulting fees	1,094,256	—
Depreciation	1,725	—
G&A expenses	50,582	28,977
Professional fees	31,353	—
Salaries and wages	34,050
Total Operating expenses	1,211,966	28,977

Loss from operations	(1,211,076)	(28,568)

Other income (expense):
Gain (loss) on derivative liability valuation	(734,853)	—
Gain (loss) on settlement of debt	(2,325,239)	—
Interest expenses	(401,432)	(458)
Total other income/expenses	(3,461,524)	(458)

Net loss before income taxes	(4,672,600)	(29,026)
Income tax expense	—	—
Net loss	$(4,672,600)	$(29,026)

Per share information
Weighted number of common shares outstanding, basic and diluted	241,463,135	6,956,914,344
Net loss per common share	(0.01935)	(0.0000)

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock					Additional		Total
	Series B		Common Stock		Treasury	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance for December 31, 2015	—	—	7,500,000,000	9,000,000	(1,000)	(8,909,850)	(162,980)	(73,830)

Treasury stock returned	—	—	—	(1,500,000)	1,000	1,499,000	—	—
Issue of common stock for private place, net of deferred financing costs	—	—	53,250,000	53,250	—	(30,250)	—	23,000
Shares cancellation	—	—	(7,361,250,000)	(7,361,250)		7,361,250	—	—
Net loss	—	—	—	—		—	(29,026)	(29,026)
Balance for December 31, 2016	—	—	192,000,000	192,000	—	(79,850)	(192,006)	(79,856)

Conversion of promissory notes to stock	—	—	278,789,173	278,789	—	619,227	—	898,016
Preferred shares issued for liabilities	20,000	20	—	—	—	20,980	—	21,000
Preferred shares returned to treasury	(20,000)	(20)	—	—	20	(21,000)	—	(21,000)
Preferred shares issued pursuant to agreement	1,000	1	—	—	(1)	1,050	—	1,050
Common stock issued for liabilities	—	—	150,000,000	150,000	—	2,250,000	—	2,400,000
Common stock issued for services	—	—	48,420,000	48,420	—	445,080	—	493,500
Net (loss) for the year	—	—	—	—	—	—	(4,672,600)	(4,672,600)
Balance as of December 31, 2017	1,000	1	669,209,173	669,209	19	3,235,487	(4,864,606)	(959,890)

 *  The retroactive impact of the 150 for 1 share split effective July 28, 2016 results in issued shares exceeding authorized capital as of December 31, 2015 due to the 1,500,000,000 issued shares held in treasury.

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2017	2016
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(4,672,600)	$(29,026)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	376,770	—
New derivatives recorded as loan fees	551,669	—
Common stock issued for services	499,225	—
Preferred stock issued for services	1,050	—
Loss on derivative liability	183,184	—
Loss on settlement of debt	2,325,239	—
Liability for unissued shares due to agreements	190,825	—
Decrease (increase) in operating assets
Accounts receivable	177	—
Increase (decrease) in operating liabilities
Accounts payable	83,146	2,007
Accrued interest	18,066	—
Net cash used in operating activities	(443,249)	(27,019)

Cash flows from investing activities:
Addition to property, plant and equipment, net	(16,725)	—
Disposal of property, plant and equipment, net	16,725	—
Net cash used from investing activities	—	—

Cash flows from financing activities:
Proceeds from private placement	—	35,500
Proceeds from convertible notes payable, net	459,272	—
Proceeds from (payments to) related parties, net	478	(10,032)
Net cash provided (used) by financing activities	459,750	25,468

Net decrease in cash	16,501	(1,551)

Cash, beginning of year	319	1,870
Cash, end of year	$16,820	$319

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$526	$193

The accompanying notes are an integral part of these financial statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Vet Online Supply Inc. (the “Company”) is a Florida corporation incorporated on May 31, 2014. We are currently a manufacturer of holistic hemp-based pet products that include treats, drops and oral sprays for treatment of pain, stress and anxiety. The company has ended its product distribution and contract with Concord Veterinary Products, and expanding the manufacturing, sales and distribution of its own brand holistic products for the US and Abroad. These new products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and have may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness.

During August 2015 the Company filed amended articles with the Florida Secretary of State to:

-	Set a series of preferred stock, each one share being convertible into one share of common stock and with no voting rights;

-	Set par value for each of the preferred and common stock at $0.001 per share.

On July 25, 2016, the Company filed a Certificate of Amendment with the State of Florida to increase the authorized Common Stock, par value $0.001, to 8,000,000,000 common shares, and to affect a forward split of 150 shares for each 1 share of the Company’s issued Common Stock (“Forward Split”). The effective date of the Forward Split is July 28, 2016.

All share and per share data contained in these financial statements reflects the retroactive application of the aforementioned forward share split.

On August 28, 2017 the Board of Directors accepted the resignation of Mr. Edward Aruda as the Chief Executive Officer, President, Secretary and Treasurer. The resignations of Mr. Aruda were not due to any disagreements with the Company on any matter relating to its operations, policies or practices.

On August 28, 2017 the Board of Directors appointed Mr. Daniel Rushford as the Chief Executive Officer, President, Secretary, Treasurer, and a Member of the Board of Directors.

On November 9, 2017, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 1,000,000,000 to 3,000,000,000 with a par value of $0.001.

On December 14, 2017, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 3,000,000,000 to 10,000,000,000 with a par value of $0.001.

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

 Revenue recognition and related allowances

Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes. As of December 31, 2017, the Company received one customer order for $202,184.00 in merchandise. The order is expected to ship during the second quarter of 2018, at which time the Company will recognize the revenue on its income statement. Revenue received through PayPal is recognized at the time the funds are deposited in the account.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2017 and December 31, 2016 is $0.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and were $0 during the year period ended December 31, 2017 ($0 – December 31, 2016).

Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets and liabilities measured at fair value on a recurring basis:

	Input Level	December 31, 2017 Fair Value	December 31, 2016 Fair Value
Derivative Liability	3	$625,214	$—
Total Financial Liabilities		$625,214	$—

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2017 and 2016, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

Income taxes

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Among other provisions, this ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instrument and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of assessing the impact on its consolidated financial statements.

2.	GOING CONCERN

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long-term financing or debt financing, to enable the Company to reach profitable operations. Historically, the Company’s sole officer and director has provided short term loans to meet working capital shortfalls. We have recently entered into financing agreements with various third parties to meet our capital needs in fiscal 2018.

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

On March 22, 2018, the Company terminated all contracts with Concord Veterinary Supply for the purchase and distribution of veterinary products.

4.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2017, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2017
APG Capital	31,500	11/20/2017	11/20/2018	12%	Variable	$31,500
Auctus Fund #1	64,000	6/16/2017	3/16/2018	8%	Variable	59,109
Crown Bridge Partners #1	36,000	5/8/2017	5/8/2018	8%	Variable	—
Crown Bridge Partners #2	25,500	6/19/2017	6/19/2018	2%	Variable	25,500
EMA Financial #1	45,000	5/1/2017	5/1/2018	8%	Variable	3,402
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	50,000
Essex Global Investments	55,000	4/25/2017	4/25/2018	8%	Variable	—
LG Capital Funding #1	50,000	5/25/2017	5/25/2018	8%	Variable	17,500
LG Capital Funding #2	44,200	8/10/2017	4/10/2018	8%	Variable	44,200
Power Up Lending #1	38,000	3/15/2017	12/30/2017	12%	Variable	—
Power Up Lending #2	28,000	5/22/2017	2/28/2018	12%	Variable	—
Power Up Lending #3	45,000	11/20/2017	8/30/2018	12%	Variable	45,000
Power Up Lending #4	28,000	12/20/2017	9/30/2018	12%	Variable	28,000
						304,211
Debt discount						(208,149)
Financing costs/Original issue discount						(30,837)
Notes payable, net of discount						$65,225

During the years ending December 31, 2017 and 2016, the Company received proceeds from new convertible notes of $540,200 and $0, respectively. During the year ending December 31, 2017, the Company recorded no payments on their convertible notes and conversions of $247,822 of convertible note principal and interest. The Company recorded loan fees on new convertible notes of $80,925, which increased the debt discounts recorded on the convertible notes during the year ending December 31, 2017. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 6). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $508,480 during the year ended December 31, 2017. The Company also recorded amortization of $376,770 on their convertible note debt discounts and loan fees. As of December 31, 2017, the convertible notes payable are convertible into 738,908,771 shares of the Company’s common stock.

During the years ended December 31, 2017 and 2016, the Company recorded interest expense of $18,066 and $0, respectively, on its convertible notes payable. During the year ended December 31,2017, the Company recorded conversions of $11,833 of convertible note interest. As of December 31, 2017, the accrued interest balance was $6,233.

As of December 31, 2017, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

5.	DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ending December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

Balance, beginning of period	$—	$—
Initial recognition of derivative liability	1,086,498	—
Conversion of derivative instruments to Common Stock	(644,469)	—
Mark-to-Market adjustment to fair value	183,185	—
Balance, end of period	$625,214	$—

During the years ended December 31, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $1,086,498 and $0, respectively.

During the years ended December 31, 2017 and 2016, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $644,469 and $0, respectively.

For the years ended December 31, 2017 and 2016, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a loss on the derivative liability valuation of $183,185 and $0, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the year ended December 31, 2017 the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.05% - 1.74%, (2) term of 0.13 years – 5 years, (3) expected stock volatility of 184.75% - 757.49%, (4) expected dividend rate of 0%, (5) common stock price of $0.0009 - $0.0183, and (6) exercise price of $0.000122 - $0.00754.

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

On November 9, 2017, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 1,000,000,000 to 3,000,000,000 with a par value of $0.001.

On December 14, 2017, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 3,000,000,000 to 10,000,000,000 with a par value of $0.001.

Series B Voting Preferred Shares issued during the year ended December 31, 2017:

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda. The Company obtained a third-party valuation of the preferred stock to determine the fair value as at the date of issue. The report results provided for a value of $ $21,000 as stock-based compensation as part of consulting expenses.

On August 28, 2017 the certificate for 20,000 shares of Series B Voting Preferred Stock to Edward Aruda was returned to the Company. On January 12, 2018, the certificate was cancelled and on March 1, 2018, 1,000 shares of Series B Voting Preferred Stock were issued to Daniel Rushford.

As of December 31, 2017, and December 31, 2016, 1,000 and 0 preferred shares were issued and outstanding, respectively.

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

Common Shares issued during the year ended December 31, 2017:

On March 28, 2017, the Company approved the issuance of 1,920,000 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant. The shares were valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock-based compensation as part of consulting expenses.

On May 16, 2017, the Company amended the terms of a consulting agreement (Note 10 (2)) so that $15,000 in services payable by shares of common stock shall convert at $0.01 per share for a total of 1,500,000 common shares. The shares were issued as of the date of the amendment and were valued at $82,500, or $0.055 per share based on the fair market value on the date of the agreement. The Company recorded the additional $67,500 as stock-based compensation which is included in consulting fees.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 20,000,000 restricted common shares with a value of $200,000 at a price of $.01 to Robert Sullivan, pursuant to the Agreement dated October 2, 2017. The shares were issued on November 13, 2017 and were valued at $220,000 or $0.011 per share, based on the fair market value on the date of the issuance, and $20,000 was recorded as a loss on settlement of debt on the statement of operations.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

During the year ended December 31, 2017, the holders of convertible notes converted a total of $247,822 of principal and interest into 278,798,173 shares of common stock. The common stock was valued at $898,016 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $644,469 worth of derivative liabilities, and $143,452 was recorded as additional paid in capital.

As of December 31, 2017 and December 31, 2016, there were 669,209,173 and 192,000,000 shares issued and outstanding, respectively.

Warrants

On June 19, 2017, the Company executed a Common Stock Purchase Warrant for 850,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.03 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

7.	RELATED PARTY TRANSACTIONS

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

The Company recorded $140,000 in share-based compensation in respect of the 2,000,000 shares issuable based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares. Furthermore, a total of $140,000 has been expensed in the year ending December 31, 2017 as stock- based compensation as part of consulting expenses.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

During the year ended December 31, 2017, the Company accrued consulting fees of $75,000, paid $15,000 in cash and $50,000 in stock, leaving $10,000 on the Company’s balance sheets as account payable – related parties with respect to amounts due to Mr. Scott.

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

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses in the period ended June 30, 2017.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.0016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

During the year ended December 31, 2017, the Company accrued consulting fees of $50,000, leaving a balance due of $0.

Daniel Rushford, President, CEO, Secretary, Treasurer and Director

On August 28, 2017, the Company entered into an Employment Agreement with Mr. Daniel Rushford with regard to being appointed as the new Chief Executive Officer, President, Secretary, Treasurer and Member of the Board of Directors. Mr. Rushford will receive a monthly salary of $2,000 to be paid at the end of each month. Unpaid amounts will accrue annual interest of 6%. In addition, Mr. Rushford will receive 25,000,000 shares of restricted common stock and 1,000 Preferred Series B Shares upon signing of this agreement. Further, at the end of the first 12 months the employee will receive $75,000 of restricted common shares of the company at fair market value. The term of the Consulting Agreement is for two years; renewable upon mutual consent.

On November 13, 2017, the Company issued 25,000,000 restricted common shares for $25,000 in share-based compensation that were valued at $95,000, or $0.0038 per share based on the market value on the date of issuance, and $70,000 was recorded as a loss on settlement of debt.

During the year ended December 31, 2017, the Company accrued and paid wages of $8,000. In addition, Mr. Rushford advanced the Company $182 which was recorded on the Company’s balance sheet as an advance from related party.

Mr. Edward Aruda, Former President, CEO, Secretary, Treasurer and Director

On May 1, 2015, Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement beginning on the Effective Date, and thereafter the Term may be renewable for six months unless and until such time as either Mr. Aruda or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 7,500,000,000 shares of the Company’s common stock was issued as fully paid and non-assessable to Mr. Aruda effective as of the date of the agreement.

On December 31, 2015, the Company issued a Promissory Note in the principal amount of $7,736 to Mr. Aruda, to evidence various funds previously advanced by Mr. Aruda to the Company during the year ended December 31, 2015 in order to settle certain accounts as they came due. The Promissory Note accrued interest at 10% per annum and was due and payable on December 1, 2016.

On March 31, 2016, June 30, 2016 and December 31, 2016, the Company issued further Promissory Notes in the principal amounts of $2,771, $5,240 and $4,200, respectively, to Mr. Aruda, to evidence various funds advanced by Mr. Aruda to the Company in order to settle certain accounts as they came due. The Promissory Notes bear interest at 10% per annum and are due and payable March 31, 2017, June 30, 2017 and December 31, 2017, respectively.

During the year ending December 31, 2017, Mr. Aruda advanced an additional $5,700 to the Company.

During the years ending December 31, 2017 and 2016, the Company repaid $6,700 and $10,700, respectively, to Mr. Aruda in respect of funds previously advanced, including $193 in accrued interest.

On December 2, 2016, Mr. Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration. Mr. Aruda was originally issued 7,500,000,000 shares as a signing bonus in fiscal 2015.

On June 1, 2017, the Company approved a salary of $5,000 per month, retroactive as of January 1, 2017, for Mr. Aruda.

During the years ended December 31, 2017 and 2016, Mr. Aruda invoiced $40,000 ($5,000 per month from January – August 2017) and $0, respectively as consulting fees. The Company paid $18,000 and $0 in cash during the years ending December 31, 2017 and 2016, respectively.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda. The Company obtained a third-party valuation of the preferred stock to determine the fair value as at the date of issue. The report results provided for a value of $ $21,000 as stock-based compensation as part of consulting expenses.

On August 28, 2017 Mr. Aruda resigned from the positions of Chief Executive Officer, President, Secretary, and Treasurer. Mr. Aruda returned the certificate for 20,000 shares of Series B Voting Preferred Stock to the Company and on January 12, 2018, the certificate was cancelled.

On December 12, 2017, the Company and Mr. Aruda, entered into a Settlement and Release Agreement. Pursuant to the terms of the Settlement and Release Agreement, Mr. Aruda and the Company agreed to cancel the outstanding amounts owed to Mr. Aruda of $22,000 in unpaid fees and $9,035 in note payable principal and interest in exchange for a settlement payment of $3,000 and a vehicle with a net carrying amount of $16,275. This resulted in a gain on settlement of debt of $14,760 which was recorded to the statement of operations.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through September 30, 2017 of approximately $4,864,606 will begin to expire in 2034. The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $1,653,966 at December 31, 2017.

All tax years since inception are open to examination by the Internal Revenue Service.

9.	COMMITMENTS AND CONTINGENCIES

(1).	Engagement Agreement

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

1,920,000 shares were issued on March 28, 2017 and valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock-based compensation as part of consulting expenses.

In respect to the investor relations agreement, 15,000 additional shares have been allocated for issuance effective May 16, 2017, and $825 has been expensed as stock-based compensation as part of consulting expenses due to 1,500,000 shares of common stock issued to a consultant.

The 15,000 shares were not issued as of December 31, 2017, and $825 was recorded on the balance sheet as liabilities for unissued shares.

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

The Company recorded $140,000 in respect to the 2,000,000 shares based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares and expensed $140,000 as stock-based compensation as part of consulting expenses in the year period ended December 31, 2017. At December 31, 2017, the shares remained unissued.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

During the year ended December 31, 2017, the Company accrued consulting fees of $75,000, paid $15,000 in cash and $50,000 in stock, leaving $10,000 on the Company’s balance sheets as account payable – related parties.

(5).	Consultant Agreement

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

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses year ending December 31, 2017. At December 31, 2017, the shares remained unissued.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.0016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

During the year ended December 31, 2017, the Company paid $50,000 for consulting fees.

During the year ended December 31, 2017, the Company accrued consulting fees of $50,000 all of which was paid in stock, leaving a balance due of $0.

(7).	Employee Agreement.

On August 28, 2017, the Company entered into an Employment Agreement with Mr. Daniel Rushford with regard to being appointed as the new Chief Executive Officer, President, Secretary, Treasurer and Member of the Board of Directors. Mr. Rushford will receive a monthly salary of $2,000 to be paid at the end of each month. Unpaid amounts will accrue annual interest of 6%. In addition, Mr. Rushford will receive 25,000,000 shares of restricted common stock and 1,000 Preferred Series B Shares upon signing of this agreement. Further, at the end of the first 12 months the employee will receive $75,000 of restricted common shares of the company at fair market value. The term of the Consulting Agreement is for two years; renewable upon mutual consent.

On November 13, 2017, the Company issued 25,000,000 restricted common shares for $25,000 in share-based compensation that were valued at $95,000, or $0.0038 per share based on the market value on the date of issuance, and $70,000 was recorded as a loss on settlement of debt.

During the year ended December 31, 2017, the Company accrued and paid wages of $8,000.

(8).	Consultant Agreement

On October 2, 2017 the Company entered into a consulting agreement with Jump Television Studios, LLC, to provide market intelligence and facilitate introductions with the investment banking community. The Company has agreement to pay a fee of $30,000, and 20,000,000 shares of restricted common stock with a value of $200,000, issued to Robert Sullivan.

The shares were issued on November 13, 2017 and were valued at $220,000, or $0.011 per share, based on the fair market value on the date of the issuance, and $20,000 was recorded as a loss on settlement of debt.

During the year ending December 31, 2017, the Company paid of $3,500 in consulting fees.

On March 7, 2018, the Company entered into a Settlement and Release Agreement with Jump Television Studios, LLC, pursuant to the Consulting Agreement dated October 2, 2017, whereby the Company will pay a settlement fee of $4,000 for all considerations due up to March 7, 2018.

(9).	Consultant Agreement

On November 15, 2017 the Company entered into a consulting agreement with an advisor, to advise the Company on corporate structure, mergers and acquisitions and corporate finance. The advisor will be compensated $10,000 a month for a period of three months.

During the year ending December 31, 2017, the Company paid of $10,000 to the advisor in respect of this agreement.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ending December 31, 2017, the Company had the following non-cash investing and financing activities:

-	Issued stock for debt increasing common stock by $426,789, increasing additional paid in capital by $563,480, reducing notes payable by $235,987, reducing accrued interest by $11,833, reducing accounts payable related parties by $100,000, and reducing derivative liability by $644,469.

-	Increased debt discount and increased derivative liability by $534,830 to record derivative liabilities at the inception of new notes.

11.	SUBSEQUENT EVENTS

On December 13, 2017, the Company received a customer order for $202,184.00 in merchandise. The order is expected to ship during the second quarter of 2018, at which time the Company will recognize the revenue on its income statement.

On January 10, 2018, the Company entered in a Convertible Promissory Note with Auctus Fund LLC in the amount of $84,000. The note is unsecured, bears interest at 8% per annum, and matures on October 10, 2018.

On January 12, 2018, 20,000 shares of Series B Voting Preferred Stock issued to Edward Aruda was cancelled.

On January 24, 2018, the Company entered into a Consulting Agreement with BAS1. The Company has agreed to pay BAS1 a fee of $10,000 for a 30-day marketing awareness program.

On February 6, 2018, the Company entered in a Convertible Promissory Note with Auctus Fund LLC in the amount of $175,000. The note is unsecured, bears interest at 8% per annum, and matures on November 6, 2018.

On February 6, 2018, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 10,000,000,000 to 15,000,000,000 with a par value of $0.001.

On February 7, 2018, the Company received a customer order for $529,790.00 in merchandise. The order is expected to ship in the third quarter of 2018 at which time the Company will recognize the revenue on its income statement.

On February 12, 2018, the Company entered in a Convertible Promissory Note with Emerging Corporate Capital Financing in the amount of $83,333. The note is unsecured, bears interest at 8% per annum, and matures on February 11, 2019.

On February 22, 2018, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 15,000,000,000 to 25,000,000,000 with a par value of $0.001.

On February 23, 2018, the Company entered into an Exclusive Agreement for Distribution with Gold Country Soap Co. (“GCS”), whereby GCS will exclusively distribute all Pet CDB Products owned by the Company. Furthermore, GCS will purchase $3,000,000 of product at negotiable prices for a period of 24 months for distribution.

On February 28, 2018, the Company entered in a Convertible Promissory Note with Power Up Lending Group Ltd in the amount of $33,000. The note is unsecured, bears interest at 12% per annum, and matures on November 5, 2018.

On March 1, 2018, the Company entered into a Consulting Agreement with Meridian Ventures, LLC. The Company has agreed to pay Meridian Ventures, LLC a retainer of $30,000 for services focused on implementation and maintenance of a strategic brand medial program.

On March 1, 2018, 1,000 shares of Series B Voting Preferred Stock were issued to Daniel Rushford.

On March 1, 2018, the Company executed a Consulting Agreement whereby the Consultant will receive a retainer of $50,000 per month for three months to revise an online retail website, Private-Label product contract and distribution for veterinarian supplies and holistic based pet products.

On March 5, 2018, the Company entered in a Convertible Promissory Note with Auctus Fund LLC in the amount of $100,000. The note is unsecured, bears interest at 8% per annum, and matures on March 5, 2019.

On March 7, 2018, the Company entered into a Settlement and Release Agreement with Jump Television Studios, LLC, pursuant to the Consulting Agreement dated October 2, 2017, whereby the Company will pay a settlement fee of $4,000 for all considerations due up to March 7, 2018.

On March 15, 2018, the Company announced that its Board of Directors has determined that it is in the best interests of the Corporation to initiate a program to reacquire certain shares of stock from its stockholders, and to thereafter retire said shares as non-voting Treasury stock. The Corporation has approved a Share Repurchase Program (the “Program”) to accomplish this. The Corporation hereby will make an offer of redemption to its shareholders in accordance with the terms of the Program. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Program does not obligate the Company to acquire any particular amount of stock, and the Program may be suspended or discontinued at any time at the Company’s discretion.

On March 22, 2018, the Company terminated all contracts with Concord Veterinary Supply for the purchase and distribution of veterinary products.

On March 27, 2018, the Company issued to StockVest 21,743,756 shares of restricted common stock to fulfill and end a contract set up by prior management. This issuance completes all obligations and ends the relationship with StockVest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2017:

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

Management’s Remediation Initiatives

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2017:

Name	Age	Position with the Company	Position Held Since
Daniel Rushford	47	President, Chief Executive Officer, Secretary, Treasurer and Director	August 28, 2017
Matthew Scott	42	Director	April 1, 2017
Samuel Berry	38	Director	June 19, 2017
Edward Aruda	58	Former President, Chief Executive Officer, Secretary, Treasurer and Director	May 1, 2015

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Mr. Daniel Rushford

Mr. Rushford was appointed as President, Chief Executive Officer, Secretary, Treasurer and Director on August 28, 2017. Mr. Rushford is 47 years old and will act as the new Chief Executive Office for Vet Online Supply, Inc. Mr. Rushford graduated from Rosemount Senior High School in Rosemount, Minnesota in 1989. He attended Dakota County Technical College prior to serving our country for 6 years in the United States Marine Corps, where he spent 9 months in Saudi Arabia. After his honorable discharge from military service in 1994, Mr. Rushford began his lengthy career in breeding some of California’s finest Labrador Retrievers. He has been working with canine breeding and veterinary services for the past 15 years. His company is a successful breeding business where serious buyer can purchase certified silver Labradors and other Labradors. His company is based in Kelseyville, California near the Napa Valley region of northern California. Daniel brings 20 years of successful knowledge, resources and expertise to enhance Vet Online Supply’s growth plan in delivering quality products and services to the veterinary industry in the USA.

Mr. Rushford has not held a directorship in any company with a class of securities registered pursuant to section 12 of the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) or subject to the requirements of section 15(d) of the Exchange Act.

Mr. Matthew C. Scott

As a member of the Board of Directors for the Company, Mathew Scott resides in San Diego, California with his wife and two children. He has more than 15 years’ experience in business operations, financing and acquisitions, with specific experience working with companies such as Solstice Capital Group, a subsidiary of HSBC Holdings. Mathew is 42 years old and has held executive management positions with various lending firms based in Southern California, where he was the Regional Vice President of Acquisitions for Landmark Dividend and oversaw their billboard and ground lease transactions for various large customers through mid-2016. Upon leaving Landmark, he is in an independent consultant for businesses. As a graduate of the University of Southern California where he has earned his Poly Science degree, Mathew will assist and advise Vet Online Supply in expanding revenues, and oversight for planning.

Mr. Samuel L. Berry

As a member of the Board of Directors of the Company, Samuel Berry resides in San Diego, California. A graduate from Keene State College in New Hampshire with a Bachelor of Science, and a graduate from Florida International University with his Master of Science, Mr. Berry offers VTNL over 10 years of business experience in management related to fitness and health. Mr. Berry will take charge in new business development and oversight management for all products. More specifically, Mr. Berry will assist VTNL in branding the company’s new intellectual property related to new surgical instruments and Cannabis products for future development.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of the Company’s knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

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

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended December 31, 2017 and December 31, 2016. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Daniel Rushford	2017	34,050	—	—	—	—	—	—	34,050
President, CEO, Secretary, Treasurer and Director	2016	—	—	—	—	—	—	—	—
Matt Scott	2017	215,000	—	—	—	—	—	—	215,000
Director	2016	—	—	—	—	—	—	—	—
Sam Berry	2017	100,000	—	—	—	—	—	—	100,000
Director	2016	—	—	—	—	—	—	—	—
Edward Aruda	2017	18,000	—	—	—	—	—	3,000	21,000
Former President, CEO, Secretary, Treasurer and Director	2016	—	—	—	—	—	—	—	—

Narrative Disclosure to Summary Compensation Table

On August 28, 2017, the Company entered into an Employment Agreement with Mr. Daniel Rushford with regard to being appointed as the new Chief Executive Officer, President, Secretary, Treasurer and Member of the Board of Directors. Mr. Rushford will receive a monthly salary of $2,000 to be paid at the end of each month. Unpaid amounts will accrue annual interest of 6%. In addition, Mr. Rushford will receive 25,000,000 shares of restricted common stock and 1,000 Preferred Series B Shares upon signing of this agreement. Further, at the end of the first 12 months the employee will receive $75,000 of restricted common shares of the company at fair market value. The term of the Consulting Agreement is for two years; renewable upon mutual consent. On November 13, 2017, the Company issued 25,000,000 restricted common shares for $25,000 in share-based compensation that were valued at $95,000, or $0.0038 per share based on the market value on the date of issuance, and $70,000 was recorded as a loss on settlement of debt. During the year ended December 31, 2017, the Company accrued and paid wages of $8,000.

On April 1, 2017, the Company expanded its board of directors to include Matthew C. Scott. Concurrently, the Company entered into a consulting agreement with Mr. Scott for a term of one year, whereby Mr. Scott shall receive an annual fee of $100,000 payable in quarterly installments. Furthermore, effective April 1, 2017 the Company agreed to issue Mr. Scott 2,000,000 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months. The Company recorded $140,000 in share-based compensation in respect of the 2,000,000 shares issuable based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares. Furthermore, a total of $140,000 has been expensed in the year ending December 31, 2017 as stock- based compensation as part of consulting expenses. On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt. During the year ended December 31, 2017, the Company accrued consulting fees of $75,000, paid $15,000 in cash and $50,000 in stock, leaving $10,000 on the Company’s balance sheets as account payable – related parties with respect to amounts due to Mr. Scott.

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director. For accepting the position of Director, Mr. Berry will receive 1,000,000 Shares of the Company’s Common Stock, valued at $0.05 per share. Additionally, Mr. Berry will be paid $500 for each board meeting for which he is physically present. The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses in the period ended June 30, 2017. On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt. During the year ended December 31, 2017, the Company accrued consulting fees of $50,000, all of which was paid in stock, leaving a balance due of $0.

On May 1, 2015, Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company. On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda. The Company obtained a third-party valuation of the preferred stock to determine the fair value as at the date of issue. The report results provided for a value of $ $21,000 as stock-based compensation as part of consulting expenses. On June 1, 2017, the Company approved a salary of $5,000 per month, retroactive as of January 1, 2017, for Mr. Aruda. During the years ended December 31, 2017 and 2016, Mr. Aruda invoiced the Company for $40,000 ($5,000 per month from January – August 2017) and $0, respectively, for consulting fees. The Company paid $18,000 and $0 in cash during the years ending December 31, 2017 and 2016, respectively. On December 12, 2017, the Company and Mr. Aruda, entered into a Settlement and Release Agreement. Pursuant to the terms of the Settlement and Release Agreement, Mr. Aruda and the Company agreed to cancel the outstanding amounts owed to Mr. Aruda of $22,000 in unpaid fees and $9,035 in note payable principal and interest in exchange for a settlement payment of $3,000 and a vehicle with a net carrying amount of $14,165.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

Described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2017, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Dan Rushford	Common	25,000,000	3.74%
6500 Live Oak Dr.	Stock
Kelseyville, CA 95451
Matt Scott	Common	75,000,000	11.21%
12330 Del Mar Oaks	Stock
San Diego, CA 92130
Sam Berry	Common	75,000,000	11.21%
57 Muddy River Ln.	Stock
Bowdoinham, ME 04008
Edward Aruda (3)	Common	138,750,000	20.73%
10 Prairie View Dr.	Stock
Plains, MT 59859
Total Officers and Directors		313,750,000	28.53%

5% Shareholders	Common
0	Stock

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 699,209,173 shares of common stock issued and outstanding for the company as of December 31, 2017.

3.	Edward Aruda cancelled his ownership in the 138,750,000 shares of common stock as part of his termination with the Company on December 12, 2017. The stock has yet to be canceled by the Company transfer agent.

 Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2017, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2018.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

(1)	Mr. Edward Aruda - Former President, CEO, Secretary, Treasurer and Director

On May 1, 2015, Mr. Edward Aruda was appointed to serve as President, CEO and Director of the Company to manage the affairs of the Company for a one (1) year period (the “Term”) under a management agreement beginning on the Effective Date, and thereafter the Term may be renewable for six months unless and until such time as either Mr. Aruda or the Company shall give written notice to the other at least 30 days prior to the expiration of the then current Term that no such automatic extension shall occur. In exchange, a signing bonus in the amount of $75,000 payable by way of 7,500,000,000 shares of the Company’s common stock was issued as fully paid and non-assessable to Mr. Aruda effective as of the date of the agreement.

On December 31, 2015, the Company issued a Promissory Note in the principal amount of $7,736 to Mr. Aruda, to evidence various funds previously advanced by Mr. Aruda to the Company during the year ended December 31, 2015 in order to settle certain accounts as they came due. The Promissory Note accrued interest at 10% per annum and was due and payable on December 1, 2016.

On March 31, 2016, June 30, 2016 and December 31, 2016, the Company issued further Promissory Notes in the principal amounts of $2,771, $5,240 and $4,200, respectively, to Mr. Aruda, to evidence various funds advanced by Mr. Aruda to the Company in order to settle certain accounts as they came due. The Promissory Notes bear interest at 10% per annum and are due and payable March 31, 2017, June 30, 2017 and December 31, 2017, respectively.

During the year ending December 31, 2017, Mr. Aruda advanced an additional $5,700 to the Company.

During the years ending December 31, 2017 and 2016, the Company repaid $6,700 and $10,700, respectively, to Mr. Aruda in respect of funds previously advanced, including $193 in accrued interest.

On December 2, 2016, Mr. Aruda, returned 7,361,250,000 shares of the Company’s common stock for no consideration. Mr. Aruda was originally issued 7,500,000,000 shares as a signing bonus in fiscal 2015.

On June 1, 2017, the Company approved a salary of $5,000 per month, retroactive as of January 1, 2017, for Mr. Aruda.

During the years ended December 31, 2017 and 2016, Mr. Aruda invoiced $40,000 ($5,000 per month from January – August 2017) and $0, respectively as consulting fees. The Company paid $18,000 and $0 in cash during the years ending December 31, 2017 and 2016, respectively.

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda. The Company obtained a third-party valuation of the preferred stock to determine the fair value as at the date of issue. The report results provided for a value of $ $21,000 as stock-based compensation as part of consulting expenses.

On August 28, 2017 Mr. Aruda resigned from the positions of Chief Executive Officer, President, Secretary, and Treasurer. Mr. Aruda returned the certificate for 20,000 shares of Series B Voting Preferred Stock to the Company and on January 12, 2018, the certificate was cancelled.

On December 12, 2017, the Company and Mr. Aruda, entered into a Settlement and Release Agreement. Pursuant to the terms of the Settlement and Release Agreement, Mr. Aruda and the Company agreed to cancel the outstanding amounts owed to Mr. Aruda of $22,000 in unpaid fees and $9,035 in note payable principal and interest in exchange for a settlement payment of $3,000 and a vehicle with a net carrying amount of $16,275.

(2)	Mr. Daniel Rushford - President, CEO, Secretary, Treasurer and Director

On August 28, 2017, the Company entered into an Employment Agreement with Mr. Daniel Rushford with regard to being appointed as the new Chief Executive Officer, President, Secretary, Treasurer and Member of the Board of Directors. Mr. Rushford will receive a monthly salary of $2,000 to be paid at the end of each month. Unpaid amounts will accrue annual interest of 6%. In addition, Mr. Rushford will receive 25,000,000 shares of restricted common stock and 1,000 Preferred Series B Shares upon signing of this agreement. Further, at the end of the first 12 months the employee will receive $75,000 of restricted common shares of the company at fair market value. The term of the Consulting Agreement is for two years; renewable upon mutual consent.

On November 13, 2017, the Company issued 25,000,000 restricted common shares for $25,000 in share-based compensation that were valued at $95,000, or $0.0038 per share based on the market value on the date of issuance, and $70,000 was recorded as a loss on settlement of debt.

During the year ended December 31, 2017, the Company accrued and paid wages of $8,000. In addition, Mr. Rushford advanced the Company $182 which was recorded on the Company’s balance sheet as an advance from related party.

(3)	Mr. Matthew Scott - Director

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

The Company recorded $140,000 in share-based compensation in respect of the 2,000,000 shares issuable based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares. Furthermore, a total of $140,000 has been expensed in the year ending December 31, 2017 as stock- based compensation as part of consulting expenses.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

During the year ended December 31, 2017, the Company accrued consulting fees of $75,000, paid $15,000 in cash and $50,000 in stock, leaving $10,000 on the Company’s balance sheets as account payable – related parties with respect to amounts due to Mr. Scott.

(4)	Mr. Samuel Berry - Director

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

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses in the period ended June 30, 2017.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date of issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

During the year ended December 31, 2017, the Company accrued consulting fees of $50,000, all of which was paid in stock, leaving a balance due of $0.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship, which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred auditing expenses of approximately $17,500 and $11,800, respectively, which includes audit and review engagement services. There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
10.1	Securities Purchase Agreement and Convertible Note with EMA Financial, LLC, dated May 1, 2017
10.2	Securities Purchase Agreement and Convertible Note with Crown Bridge Partners LLC dated May 8, 2017
10.3	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated May 22, 2017
10.4	Securities Purchase Agreement and Convertible Note with LG Capital dated May 25, 2017
10.5	Securities Purchase Agreement and Convertible Note with Auctus Fund LLC dated June 16, 2017
10.6	Securities Purchase Agreement and Back End Convertible Note with Crown Bridge Partners LLC dated June 19, 2017
10.7	Convertible Promissory Note with LG Capital dated August 10, 2017*
10.8	Convertible Promissory Note with APG Capital Holdings LLC dated November 20, 2017*
10.9	Convertible Promissory Note with Power Up Lending Group dated November 20, 2017*
10.10	Convertible Promissory Note with EMA Financial, LLC dated December 15, 2017*
10.11	Convertible Promissory Note with Power Up Lending Group dated December 20, 2017*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vet Online Supply, Inc.

Date: March 31, 2018	By: /s/ Daniel Rushford

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel Rushford	Chief Executive Officer and Director	April 2, 2018
Daniel Rushford

/s/ Daniel Rushford	Chief Financial Officer	April 2, 2018
Daniel Rushford