Form 10-Q
period 2018-03-31
Vet Online Supply Inc
filed 2018-05-07
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 000-55787

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

Yes ☐           No ☒

As of April 28, 2018, there were 2,196,119,432 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018.

REPORTED IN UNITED STATES DOLLARS

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$23,098	$16,820
Accounts receivable	44	—
Inventory	19,580	—
Total Current Assets	42,722	16,820

TOTAL ASSETS	$42,722	$16,820

LIABILITIES
Current Liabilities:
Accounts payable	$56,646	$79,031
Convertible notes payable, interest	13,582	6,233
Convertible notes payable, net of discount	81,757	65,225
Derivative liabilities	2,957,317	625,214
Liability for unissued shares	190,825	190,825
Related party liabilities	20,000	10,182
Sales tax payable	12	—
Total Current Liabilities	3,320,139	976,710

Total Liabilities	3,320,139	976,710

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series B: $0.001 par value 10,000,000 shares authorized	1	1
1.000 shares issued and outstanding at March 31, 2018
1,000 shares issued and outstanding at December 31, 2017
Common stock, $0.001 par value 10,000,000,000 authorized	2,195,849	669,209
2,195,849,432 shares issued and outstanding at March 31, 2018
669,209,173 shares issued and outstanding at December 31, 2017
Treasury stock, 0 shares at $0.001; 19,000 at December 31, 2017	—	19
Additional paid in capital	3,345,443	3,235,487
Accumulated deficit	(8,818,710)	(4,864,606)
Total Shareholders’ Equity (Deficit)	(3,277,417)	(959,890)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$42,722	$16,820

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS

	Three months ended
	March 31,
	2018	2017
	(Unaudited)
Sales	$968	$627
Cost of sales	432	541
Gross profit (loss)	536	86

Operating expenses:
Consulting fees	409,831	128,989
G&A expenses	33,491	620
Professional fees	30,160	8,620
Salaries and wages	9,000	—
Total Operating expenses	482,482	138,229

Loss from operations	(481,946)	(138,143)

Other income (expense):
Gain (loss) on derivative liability valuation	(3,150,870)	(46,400)
Interest expenses	(321,288)	(1,628)
Total other income/expenses	(3,472,158)	(48,028)

Net loss before income taxes	(3,954,104)	(186,171)
Income tax expense	—	—
Net loss	$(3,954,104)	$(186,171)

Per share information
Weighted number of common shares outstanding, basic and diluted	1,230,195,391	192,064,000
Net loss per common share	(0.00321)	(0.0010)

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2018	2017
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(3,954,104)	$(186,171)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	254,439	1,209
New derivatives recorded as loan fees	3,576,550	—
Common stock issued for services	46,153	96,000
Change in derivative liability	(425,680)	46,400
Liability for unissued shares due to agreements	—	15,000
Decrease (increase) in operating assets
Accounts receivable	(44)	—
Inventory	(19,580)	—
Prepaid expenses	—	(5,000)
Increase (decrease) in operating liabilities
Accounts payable	(22,385)	6,066
Accrued interest	59,349	—
Sales tax payable	12	—
Net cash used in operating activities	(485,290)	(26,496)

Cash flows from investing activities

Cash flows from financing activities:
Proceeds from convertible notes payable, net	481,750	35,000
Proceeds from (payments to) related parties, net	9,818	—
Proceeds from promissory notes payable	—	(2,700)
Net cash provided (used) by financing activities	491,568	32,300

Net increase (decrease) in cash	6,278	5,804

Cash, beginning of year	16,820	319
Cash, end of year	$23,098	$6,123

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Vet Online Supply Inc. (the “Company”) is a Florida corporation incorporated on May 31, 2014. We are currently a manufacturer of holistic CBD infused pet products that include treats, drops and oral sprays for treatment of pain, stress and anxiety. The company has ended its product distribution and contract with Concord Veterinary Products, and expanding the manufacturing, branding, sales and distribution of its own holistic products for the US and Abroad. These new products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and have may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness.

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

On February 23, 2018, the Company entered into an Exclusive Agreement for Distribution with Gold Country Soap Co. (“GCS”), whereby GCS will exclusively distribute on the west coast for the company’s CDB Products. GCS has committed to and submitted a purchase order for $3,000,000 of product at negotiable prices for a period of 24 months for distribution.

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

 Revenue recognition and related allowances

Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes. As of March 31, 2018, the Company has received customers orders for $202,184 and $529,790 in merchandise. The orders are expected to ship during the second quarter of 2018, at which time the Company will recognize the revenue on its income statement. Revenue received through PayPal and Stripe is recognized at the time the funds are deposited in the account.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2018 and December 31, 2017 is $0.

Inventories

The Company is a manufacturer of premium CBD infused holistic pet products and as such will maintain inventory on site. The company directly drops ships to customers when ordered. The Company has wholesale distributors that purchase products in bulk inventory.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the company and as a result, there are costs that may be incurred by the Company under the terms of the limited warranty provided by the company directly to the purchasers. We provide provisions for obligations which may arise under manufacturer’s warranties and therefore incur liabilities. We warranty the product for packaging and shipping.

Advertising and Marketing Costs

The company provides website online marketing of its products, as well as wholesalers who market the product. The company also utilises various public press releases to provide public information about its product line and future products under development. Advertising and marketing costs are expensed as incurred and were $0 during the three months ended March 31, 2018 ($0 – March 31, 2017).

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	March 31, 2018	December 31, 2017
	Level	Fair Value	Fair Value
Derivative Liability	3	$2,957,317	$625,214
Total Financial Liabilities		$2,957,317	$625,214

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2018 and December 31, 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard on April 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the standard recognized in retained earnings at the date of adoption.

While the Company does not expect the adoption of this standard to have a material impact on the Company’s net Revenues in the Consolidated Statements of Income, the Company anticipates revenues for certain wholesale transactions and substantially all digital commerce sales will be recognized upon shipment rather than upon delivery to the customer.

Additionally, provisions for post-invoice sales discounts, returns and miscellaneous claims will be recognized as accrued liabilities rather than as reductions to Accounts receivable, net; and the estimated cost of inventory associated with the provision for sales returns will be recorded within Prepaid expenses and other current assets on the Balance Sheets. The Company continues to evaluate the impact of this new standard, including on accounting policies, disclosures, internal control over financial reporting and its contracts with customers.

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

On March 22, 2018, the Company terminated all contracts with Concord Veterinary Supply for the purchase and distribution of veterinary products.

4.	CONVERTIBLE NOTES PAYABLE

As of March 31, 2018 and December 31, 2017, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2018	2017
APG Capital	31,500	11/20/2017	11/20/2018	12%	Variable	$20,322	$31,500
Auctus Fund #1	64,000	6/16/2017	3/16/2018	8%	Variable	—	59,109
Auctus Fund #2	84,000	1/10/2018	10/10/2018	8%	Variable	84,000	—
Auctus Fund #3	175,000	2/6/2018	11/6/2018	8%	Variable	175,000	—
Auctus Fund #4	90,000	3/6/2018	12/6/2018	12%	Variable	90,000	—
Crown Bridge Partners	25,500	6/19/2017	6/19/2018	2%	Variable	—	25,500
EMA Financial #1	45,000	5/1/2017	5/1/2018	8%	Variable	14,965	3,402
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	50,000	50,000
EMA Financial #3	100,000	3/5/2018	3/5/2019	8%	Variable	100,000	—
Emerging Corp Capital	55,000	4/25/2017	4/25/2018	8%	Variable	74,933	—
LG Capital Funding #1	50,000	5/25/2017	5/25/2018	8%	Variable	—	17,500
LG Capital Funding #2	44,200	8/10/2017	4/10/2018	8%	Variable	—	44,200
Power Up Lending #3	45,000	11/20/2017	8/30/2018	12%	Variable	45,000	45,000
Power Up Lending #4	28,000	12/20/2017	9/30/2018	12%	Variable	28,000	28,000
Power Up Lending #5	33,000	2/28/2018	11/5/2018	12%	Variable	33,000	—
						715,220	304,211
Debt discount						(553,404)	(208,149)
Financing costs/Original issue discount						(80,059)	(30,837)
Notes payable, net of discount						$81,757	$65,225

During the three months ending March 31, 2018, the Company received proceeds from new convertible notes of $481,750. The Company recorded no payments on their convertible notes, and conversions of $169,289 of convertible note principal. The Company recorded penalties of $47,727, of which $32,762 was converted into the Company’s common stock. The Company recorded loan fees on new convertible notes of $83,583, which increased the debt discounts recorded on the convertible notes during the three months ending March 31, 2018. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $565,333 during the three months ended March 31, 2018. The Company also recorded amortization of $220,078 on their convertible note debt discounts and $34,361 on loan fees. As of March 31, 2018, the convertible notes payable are convertible into 221,294,222 shares of the Company’s common stock.

During the three months ending March 31, 2017, the Company received proceeds from new convertible notes of $35,000. The Company recorded no payments on their convertible notes, and no conversion of convertible note principal. The Company recorded loan fees on new convertible notes of $3,000, which increased the debt discounts recorded on the convertible notes during the three months ending March 31, 2017. The Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $38,000 during the three months ended March 31, 2017. The Company also recorded amortization of $1,064 on their convertible note debt discounts and $146 on loan fees.

During the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $11,623 and $175, respectively, on its convertible notes payable. During the three months ended March 31,2018, the Company recorded conversions of $4,273 of convertible note interest. As of March 31, 2018, the accrued interest balance was $13,582.

As of March 31, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

5.	DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ending March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Balance, beginning of period	$625,214	$—
Initial recognition of derivative liability	4,141,883	1,086,498
Conversion of derivative instruments to Common Stock	(1,384,101)	(644,469)
Mark-to-Market adjustment to fair value	(425,679)	183,185
Balance, end of period	$2,957,317	$625,214

During the three months ended March 31, 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $4,141,883.

During the three months ended March 31, 2018, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $1,384,101.

For the three months ended March 31, 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $425,679.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the three months ended March 31, 2018, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.32% - 2.56%, (2) term of 0.14 years – 4.22 years, (3) expected stock volatility of 290.24% - 632.79%, (4) expected dividend rate of 0%, (5) common stock price of $0.0005 - $0.0047, and (6) exercise price of $0.00017 - $0.00081.

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

Preferred Stock

On April 7, 2017, the Company issued 20,000 shares of Series B Voting Preferred Stock to Edward Aruda. The Company obtained a third-party valuation of the preferred stock to determine the fair value as at the date of issue. The report results provided for a value of $21,000 as stock-based compensation as part of consulting expenses.

On August 28, 2017 the certificate for 20,000 shares of Series B Voting Preferred Stock to Edward Aruda was returned to the Company. On January 12, 2018, the certificate was cancelled and on March 1, 2018, 1,000 shares of Series B Voting Preferred Stock were issued to Daniel Rushford.

As of March 31, 2018, and December 31, 2017, 1,000 and 0 preferred shares were issued and outstanding, respectively.

Common Stock

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

On May 16, 2017, the Company amended the terms of a consulting agreement so that $15,000 in services payable by shares of common stock shall convert at $0.01 per share for a total of 1,500,000 common shares. The shares were issued as of the date of the amendment and were valued at $82,500, or $0.055 per share based on the fair market value on the date of the agreement. The Company recorded the additional $67,500 as stock-based compensation which is included in consulting fees.

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

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

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

On March 27, 2018, the Company approved the issuance of 21,473,756 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant. The shares were valued at the fair market value on the date of grant totaling $38,653, which has been expensed as stock-based compensation as part of consulting expenses.

During the three months ended March 31, 2018, the holders of convertible notes converted a total of $213,824 of principal, accrued interest, note fees and penalties into 1,505,166,503 shares of common stock. The common stock was valued at $898,016 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,384,101 worth of derivative liabilities, and $143,452 was recorded as additional paid in capital.

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

During the three months ended March 31, 2018, the warrant holder exercised these warrants and the Company issued 199,523,445 shares of common stock through a cashless exercise of the warrants.

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

The Company recorded $140,000 in share-based compensation in respect of the 2,000,000 shares issuable based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares. Furthermore, a total of $140,000 has been expensed in the year ending December 31, 2017 as stock-based compensation as part of consulting expenses. As of the date of this report, the shares have not been issued.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

During the three months ended March 31, 2018, the Company accrued consulting fees of $25,000 and paid $15,000 in cash, leaving $20,000 on the Company’s balance sheets as account payable – related parties with respect to amounts due to Mr. Scott.

On April 1, 2018, the Company agreed to renew the Consulting Agreement dated April 1, 2017 for one year.

Mr. Samuel Berry, Director

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter.

On June 19, 2017 the Board of Directors appointed Mr. Samuel Berry as Director. For accepting the position of Director, Mr. Berry will receive 1,000,000 Shares of the Company’s Common Stock, valued at $0.05 per share. Additionally, Mr. Berry will be paid $500 for each board meeting for which he is physically present.

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses in the period ended June 30, 2017. As of the date of this report, the shares have not been issued.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

During the three months ended March 31, 2018, the Company paid consulting fees of $2,500 for attending five board meetings at $500 per meeting.

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

On January 2, 2018, the Company approved an increase in salary to $3,000 per month.

During the three months ended March 31, 2018, the Company accrued wages of $9,000 and paid wages of $12,000. In addition, Mr. Rushford advanced the Company $2,073, ($182 – December 31, 2017) and a payment of $2,225 was made by the Company to satisfy the funds advanced.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through March 31, 2018 of approximately $8,818,710 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $1,851,929 at March 31, 2018.

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

21,473,756 shares were issued on March 27, 2018 and valued at the fair market value on the date of grant totaling $38,653, which amount has been expensed as stock-based compensation as part of consulting expenses.

In respect to the investor relations agreement, 15,000 additional shares have been allocated for issuance effective May 16, 2017, and $825 has been expensed as stock-based compensation as part of consulting expenses due to 1,500,000 shares of common stock issued to a consultant.

The 15,000 shares were not issued as of March 31, 2018, and $825 is recorded on the balance sheet as liabilities for unissued shares.

(2).	Consultant Agreement

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

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, or $0.016 per share based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

During the three months ended March 31, 2018, the Company accrued consulting fees of $25,000 and paid $15,000 in cash, leaving $20,000 on the Company’s balance sheets as account payable – related parties with respect to amounts due to Mr. Scott.

On April 1, 2018, the Company agreed to renew the consulting agreement for one year.

(3).	Consultant Agreement

On April 6, 2017 the Company entered into a consulting agreement with an advisor, where under the advisor will provide access to financing for the Company’s business activities. In consideration of the foregoing services performed by the advisor, the Company will pay a fee of 10% of net proceeds on each financing introduced.

During the three months ended March 31, 2019, the Company paid of $0 ($14,475 – December 31, 2017) to the advisor in respect of this agreement.

(4).	Consultant Agreement

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

On October 15, 2017, the Board of Directors of the Company approved the issuance of 75,000,000 restricted common shares at a price of $0.00067 to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, or $0.016 per share based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

During the year ended December 31, 2017, the Company paid $50,000 for consulting fees.

During the three months ended March 31, 2018, the Company paid consulting fees of $2,500 for attending five board meetings at $500 per meeting.

(5).	Employee Agreement.

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

On January 2, 2018, the Company approved an increase in salary to $3,000 per month

During the three months ending March 31, 2018, the Company accrued wages of $9,000 and paid wages of $12,000.

(6).	Consultant Agreement

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

On March 7, 2018, the Company entered into a Settlement and Release Agreement with Jump Television Studios, LLC, pursuant to the Consulting Agreement dated October 2, 2017, whereby the Company paid a settlement fee of $4,000 for all considerations due up to March 7, 2018.

(7).	Consultant Agreement

On November 15, 2017. the Company entered into a consulting agreement with an advisor, to advise the Company on corporate structure, mergers and acquisitions and corporate finance. The advisor will be compensated $10,000 a month for a period of three months.

During the three months ending March 31, 2018, the Company paid of $20,000 to the advisor in respect of this agreement.

(8).	Consultant Agreement

On January 24, 2018, the Company entered into a Consulting Agreement with BAS1. The Company has agreed to pay BAS1 a fee of $10,000 for a 30-day marketing awareness program.

During the three months ending March 31, 2018, the Company paid of $7,500 to the advisor in respect to this agreement

(9).	Distribution Agreement

On February 23, 2018, the Company entered into an Exclusive Agreement for Distribution with Gold Country Soap Co. (“GCS”), whereby GCS will exclusively distribute all Pet CDB Products owned by the Company. Furthermore, GCS will purchase $3,000,000 of product at negotiable prices for a period of 24 months for distribution.

On April 3, 2018, the Company agreed to enter in to a 12-month exclusive agreement with Gold Country Soap Company, whereas Gold Country Soap Company has agreed to purchase $6.5M on Oral Pet Sprays from Vet Online Supply Inc. during the next 12 months. Vet Online Supply is allowing you an exclusive agreement to purchase and place our CBD Pet products in California marijuana dispensaries through April 3, 2019.

(10).	Consultant Agreement

On March 1, 2018, the Company entered into a Consulting Agreement with Meridian Ventures, LLC. The Company has agreed to pay Meridian Ventures, LLC a retainer of $30,000 for services focused on implementation and maintenance of a strategic brand medial program.

During the three months ending March 31, 2018, the Company paid of $30,000 to the advisor in respect to this agreement

(11).	Consultant Agreement

On March 1, 2018, the Company executed a Consulting Agreement whereby the Consultant will receive a retainer of $50,000 per month for three months to revise an online retail website, Private-Label product contract and distribution for veterinarian supplies and holistic based pet products.

On March 15, 2018, the Company agreed to engage in an additional contract with the consulting for $200,000.

During the three months ending March 31, 2018, the Company paid of $262,000 to the advisor in respect of these agreements.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ending March 31, 2018, the Company had the following non-cash investing and financing activities:

-	Issued stock for debt increasing common stock by $1,305,643 increasing additional paid in capital by $284,781, reducing notes payable by $202,051, reducing accrued interest by $4,273, and reducing derivative liability by $1,384,100.

-	Increased debt discount and increased derivative liability by $563,333 to record derivative liabilities at the inception of new notes.

-	Issued warrant shares by cashless exercise increasing common stock by $199,523 and reducing additional paid in capital by $199,523.

11.	SUBSEQUENT EVENTS

On April 1, 2018, the Company agreed to renew Matt Scott’s consulting agreement dated April 1, 2017 for one year.

On April 3, 2018, the Company agreed to enter in to a 12-month exclusive agreement with Gold Country Soap Company, whereas Gold Country Soap Company has agreed to purchase $6.5M on Oral Pet Sprays from Vet Online Supply Inc. during the next 12 months. Vet Online Supply is allowing you an exclusive agreement to purchase and place our CBD Pet products in California marijuana dispensaries through April 3, 2019.

On April 30, 2018, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 25,000,000,000 to 50,000,000,000 with a par value of $0.001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

FORWARD-LOOKING STATEMENTS

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

Corporate Information

Vet Online Supply Inc. (the “Company”) is a Florida corporation incorporated on May 31, 2014. The Company engages in the online sale of its own holistic product line for pets, and during the first quarter of 2018, discontinued its legacy veterinarian supplies lines. These new holistic pet products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness. The Company’s web-based eCommerce platform with our products is on our website, www.vetonlinesupplies.com. The website gives our potential clients the ability to purchase quality pet products by placing their order any time of day at their convenience.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2018 and audited financial statements for the year ended December 31, 2017, along with the accompanying notes, as filed with the Securities and Exchange Commission on Form 10-K on April 2, 2018.

Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues:

The Company’s revenues were $968 for the three months ended March 31, 2018 compared to $627 for the three months ended March 31, 2017. The increase in revenue was due to an increase in customer orders.

Cost of Sales:

The Company’s cost of materials was $536 for the three months ended March 31, 2018, compared to $541 for the three months ended March 31, 2017. The decrease was due to negotiating prices with exclusive distributor.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2018, and March 31, 2017, were $482,482 and $138,229, respectively. The increase was primarily attributable to an increase in consulting fees and professional fees. During the year ended December 31, 2017, the Company hired multiple consultants, increased investor relation activities, and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2018, and March 31, 2017, was $(3,472,158) and $(48,028), respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from an increase in convertible notes executed and from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

Net Loss:

Net loss for the three months ended March 31, 2018, was $3,954,104 compared with a net loss of $186,171 for the three months ended March 31, 2017. The increased net loss can be explained by the increase in operating expenses, the increase in the interest expense, and the change in fair value of the derivative instruments in the three months ended March 31, 2018 when compared to the prior year, as explained above.

Gross Revenue Commitments During Next Twelve Months

As of the date of this report, the Company has received commitments from customers to fulfill the following product orders:

Q4 2017	Q1 2018	Q2 2018
$202,184	$529,790	$6,500,000
—	3,000,00
202,184	3,529,790	6,500,000
		$3,731,974

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31, 2018	December 31, 2017
	$	$
Current Assets	42,722	16,820
Current Liabilities	3,320,139	976,710
Working Capital (Deficit)	(3,277,417)	(959,890)

As of March 31, 2018, we had $23,098 and $42,722 in cash and total assets, as well as $3,320,139 in total liabilities as compared to $16,820 in cash and total assets, and $976,710 in total liabilities as of December 31, 2017. The increase in assets was due to an increase in cash on hand and inventory. The increase in total liabilities was primarily attributed to the to increase in in convertible debt.

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

	March 31, 2018 $	March 31, 2017 $
Cash Flows from (used in) Operating Activities	(485,290)	(26,496)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	491,568	32,300
Net Increase (decrease) in Cash During Period	6,278	5,840

During the three months ended March 31, 2018, cash used in operating activities was $(485,290) compared to $(26,496) for the three months ended March 31, 2017. The increase primarily resulted from an increase in convertible notes executed and from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

During the three months ended March 31, 2018 cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2017.

During the three months ended March 31, 2018, cash from financing activity was $491,568 compared to $32,300 for the three months ended March 31, 2017. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt during the three months ended March 31, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2018, the Company approved the issuance of 21,473,756 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant.  The shares were valued at the fair market value on the date of grant totaling $38,653, which has been expensed as stock-based compensation as part of consulting expenses.

During the three months ended March 31, 2018, the holders of convertible notes converted a total of $213,824 of principal, accrued interest, note fees and penalties into 1,505,166,503 shares of common stock. The common stock was valued at $898,016 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,384,101 worth of derivative liabilities, and $143,452 was recorded as additional paid in capital.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Securities Purchase Agreement and Convertible Note with EMA Financial, LLC, dated May 1, 2017
10.2	Securities Purchase Agreement and Convertible Note with Crown Bridge Partners LLC dated May 8, 2017
10.3	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated May 22, 2017
10.4	Securities Purchase Agreement and Convertible Note with LG Capital dated May 25, 2017
10.5	Securities Purchase Agreement and Convertible Note with Auctus Fund LLC dated June 16, 2017
10.6	Securities Purchase Agreement and Back End Convertible Note with Crown Bridge Partners LLC dated June 19, 2017
10.7	Convertible Promissory Note with LG Capital dated August 10, 2017
10.8	Convertible Promissory Note with APG Capital Holdings LLC dated November 20, 2017
10.9	Convertible Promissory Note with Power Up Lending Group dated November 20, 2017
10.10	Convertible Promissory Note with EMA Financial, LLC dated December 15, 2017
10.11	Convertible Promissory Note with Auctus Fund LLC dated January 1, 2018*
10.12	Convertible Promissory Note with Auctus Fund LLC dated February 6, 2018*
10.13	Convertible Promissory Note with Emerging Corporate Capital Financing, Inc. dated February 12, 2018*
10.14	Convertible Promissory Note with Power Up Lending Group dated February 28, 2018*
10.15	Convertible Promissory Note with EMA Financial, LLC dated March 5, 2018*
10.16	Convertible Promissory Note with Auctus Fund LLC dated March 6, 2018*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date: May 4, 2018	By:	/s/ Daniel Rushford
	Name:	Daniel Rushford
	Title:	President, Chief Executive Officer, Chief Financial Officer, Director