Form 10-Q/A
period 2018-06-30
Vet Online Supply Inc
filed 2018-08-27
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 27, 2018 (the “Original Filing”), is being filed for the purpose of correcting items left off of Item 6. Exhibits. In this filing the exhibits have been included.

Other than asset out above, the Amendment speaks as of the filing date of the Original Form 10-Q (the “Filing date”), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on August 27, 2018.

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

During the six months ended June 30, 2018, the Company recorded prepaid expenses of $1,000 for legal fees billed in advance for July 2018.

5.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2018 and December 31, 2017, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2018	2017
APG Capital #1	31,500	11/20/2017	11/20/2018	12%	Variable	$20,322	$31,500
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	31,500	—
Auctus Fund #1	64,000	6/16/2017	3/16/2018	8%	Variable	—	59,109
Auctus Fund #2	84,000	1/10/2018	10/10/2018	8%	Variable	84,000	—
Auctus Fund #3	175,000	2/6/2018	11/6/2018	8%	Variable	175,000	—
Auctus Fund #4	90,000	3/6/2018	12/6/2018	12%	Variable	90,000	—
Auctus Fund #5	100,000	6/14/2018	3/14/2019	12%	Variable	100,000	—
Crown Bridge Partners	25,500	6/19/2017	6/19/2018	2%	Variable	—	25,500
EMA Financial #1	45,000	5/1/2017	5/1/2018	8%	Variable	14,965	3,402
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	26,670	50,000
EMA Financial #3	100,000	3/5/2018	3/5/2019	8%	Variable	100,000	—
Emerging Corp Capital	83,333	2/12/2018	2/11/2019	8%	Variable	74,933	—
LG Capital Funding #1	50,000	5/25/2017	5/25/2018	8%	Variable	—	17,500
LG Capital Funding #2	44,200	8/10/2017	4/10/2018	8%	Variable	—	44,200
Power Up Lending #3	45,000	11/20/2017	8/30/2018	12%	Variable	—	45,000
Power Up Lending #4	28,000	12/20/2017	9/30/2018	12%	Variable	—	28,000
Power Up Lending #5	33,000	2/28/2018	11/5/2018	12%	Variable	33,000	—
Power Up Lending #6	33,000	4/12/2018	1/30/2019	12%	Variable	33,000	—
Power Up Lending #7	33,000	5/3/2018	2/15/2019	12%	Variable	33,000	—
Power Up Lending #8	33,000	6/25/2018	4/15/2019	12%	Variable	33,000	—
						849,390	304,211
Debt discount						(538,148)	(208,149)
Financing costs /Original issue discount						(73,575)	(30,837)
Notes payable, net of discount						$237,667	$65,225

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

6.	DERIVATIVE LIABIITIES

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number
Description
10.1	Securities Purchase Agreement and Convertible Note with EMA Financial, LLC, dated May 1, 2017
10.2	Securities Purchase Agreement and Convertible Note with Crown Bridge Partners LLC dated May 8, 2017
10.3	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated May 22, 2017
10.4	Securities Purchase Agreement and Convertible Note with LG Capital dated May 25, 2017
10.5	Securities Purchase Agreement and Convertible Note with Auctus Fund LLC dated June 16, 2017
10.6	Securities Purchase Agreement and Back End Convertible Note with Crown Bridge Partners LLC dated June 19, 2017
10.7	Convertible Promissory Note with LG Capital dated August 10, 2017
10.8	Convertible Promissory Note with APG Capital Holdings LLC dated November 20, 2017
10.9	Convertible Promissory Note with Power Up Lending Group dated November 20, 2017
10.10	Convertible Promissory Note with EMA Financial, LLC dated December 15, 2017
10.11	Convertible Promissory Note with Auctus Fund LLC dated January 1, 2018
10.12	Convertible Promissory Note with Auctus Fund LLC dated February 6, 2018
10.13	Convertible Promissory Note with Emerging Corporate Capital Financing, Inc. dated February 12, 2018
10.14	Convertible Promissory Note with Power Up Lending Group dated February 28, 2018
10.15	Convertible Promissory Note with EMA Financial, LLC dated March 5, 2018
10.16	Convertible Promissory Note with Power Up Lending Group dated April 12, 2018
10.17	Convertible Promissory Note with Power Up Lending Group dated May 3, 2018*
10.18	Convertible Promissory Note with Auctus Fund LLC dated June 14, 2018*
10.19	Convertible Promissory Note with Power Up Lending Group dated June 25, 2018*
10.20	Convertible Promissory Note with APG Capital Holdings LLC dated June 25, 2018*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date:	August 27, 2018	By:	/s/ Daniel Rushford
		Name:	Daniel Rushford
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director