Form 10-Q
period 2018-09-30
Vet Online Supply Inc
filed 2018-11-08
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 26, 2018, there were 2,921,569,860 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission on April 2, 2018.

REPORTED IN UNITED STATES DOLLARS

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current Assets
Cash	$9,601	$16,820
Inventory	38,332	—
Total Current Assets	47,933	16,820

TOTAL ASSETS	$47,933	$16,820

LIABILITIES
Current Liabilities:
Accounts payable	$187,072	$79,031
Convertible notes payable, interest	42,876	6,233
Convertible notes payable, net of discount	482,869	65,225
Derivative liabilities	1,813,764	625,214
Liability for unissued shares	215,825	190,825
Related party liabilities	20,100	10,182
Sales tax payable	35	—
Total Current Liabilities	2,762,541	976,710

Total Liabilities	2,762,541	976,710

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series B: $0.001 par value 10,000,000 shares authorized	1	1
1.000 shares issued and outstanding at September 30, 2018
1,000 shares issued and outstanding at December 31, 2017
Common stock, $0.001 par value 10,000,000,000 authorized	2,753,878	669,209
2,753,877,552 shares issued and outstanding at September 30, 2018
669,209,173 shares issued and outstanding at December 31, 2017
Treasury stock, 0 shares at $0.001, 19,000 as of December 31, 2017	—	19
Additional paid in capital	3,341,475	3,235,487
Accumulated deficit	(8,809,962)	(4,864,606)
Total Shareholders’ Equity (Deficit)	(2,714,608)	(959,890)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$47,933	$16,820

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Sales	$1,295	$—	$4,309	$2,787
Cost of sales	675	670	2,200	2,145
Gross profit (loss)	620	(670)	2,109	642

Operating expenses:
Consulting fees	165,180	148,240	771,773	721,830
G&A expenses	7,323	10,897	53,528	41,509
Professional fees	8,400	1,060	75,329	19,140
Salaries and wages	9,000	—	27,000	—
Total Operating expenses	189,903	160,197	927,630	782,479

Loss from operations	(189,283)	(160,867)	(925,521)	(781,837)

Other income (expense):
Gain (loss) on debt settlement	—	—	—	50,000
Gain (loss) on derivative liability valuation	814,310	69,002	(1,930,886)	(95,268)
Interest expenses	(374,760)	(161,121)	(1,088,949)	(265,618)
Total other income/expenses	439,550	(92,119)	(3,019,835)	(310,886)

Net loss before income taxes	250,267	(252,986)	(3,945,356)	(1,092,723)
Income tax expense	—	—	—	—
Net loss	$250,267	$(252,986)	$(3,945,356)	$(1,092,723)

Per share information
Weighted number of common shares outstanding, basic and diluted	2,664,379,989	195,548,824	2,012,737,507	194,104,292
Net loss per common share	0.00009	(0.0013)	(0.00196)	(0.0056)

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2018	2017
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(3,945,356)	$(1,092,723)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	1,124
Amortization of convertible debt discount	976,978	184,143
New derivatives recorded as loan fees	4,058,576	—
Change in derivative liability	(2,127,690)	95,268
Gain on debt settlement	—	(50,000)
Preferred stock issued for services	—	21,000
Common stock issued for services	39,139	178,500
Liability for unissued shares due to agreements	25,000	190,825
Decrease (increase) in operating assets
Accounts receivable	—	—
Inventory	(38,332)	—
Increase (decrease) in operating liabilities
Accounts payable	108,041	87,714
Accrued interest	111,972	—
Deferred revenue	—	134
Sales tax payable	35	—
Net cash used in operating activities	(791,637)	(384,015)

Cash flows from investing activities:
Additions to property, plant and equipment	—	(18,000)
Net used from investing activities	—	(18,000)

Cash flows from financing activities:
Proceeds from convertible notes payable, net	774,500	402,958
Proceeds from (payments to) related parties, net	9,918	—
Proceeds from promissory notes payable	—	1,500
Net cash provided (used) by financing activities	784,418	404,458

Net increase (decrease) in cash	(7,219)	2,443

Cash, beginning of year	16,820	319
Cash, end of year	$9,601	$2,762

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$526
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Vet Online Supply Inc. (the “Company”) is a Florida corporation incorporated on May 31, 2014. The Company engages in the online sale of its own holistic product line for pets, as well as targeting the larger Big-Box Pet retail suppliers, and during the first quarter of 2018, discontinued its legacy veterinarian supplies lines. The company discontinued its legacy line of products to increase margins and profitability with its own brand-name holistic products. These new holistic pet products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness. The Company’s web-based eCommerce platform with our products is on our website, www.vetonlinesupplies.com. The website gives our potential clients the ability to purchase quality pet products by placing their order any time of day at their convenience.

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

The company is in process of hiring up to 200 manufacturing sales representatives, whereas 100 sales representatives will be allocated and managed by the National Sales Rep, and the remaining 100 sales representatives will be allocated for Europe. In consideration of services performed, the Company will pay a commission of 25% of gross proceeds to be paid in cash and 10% of gross proceeds to be paid in restricted common stock. In addition, the Company agreed to pay a fee of $25,000 in the form of restricted common stock upon signing of the Agreement on August 1, 2018.

On October 25, 2018, the Company’s Board of Directors authorized the creation of 2,000,000 shares of Series A Preferred Stock with a par value of $0.001, and on October 30, 2018 a Certificate of Designation was filed with the Florida Secretary of State. Upon written notice to the Corporation, the holder of Series A Preferred stock may convert their shares into ten (10) shares of fully paid and nonassessable shares of Common Stock of the Corporation. The holders shall have no voting rights on corporate matters, unless and until they convert their Series A shares into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2018 and December 31, 2017 is $0.

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

Advertising and Marketing Costs

The company provides website online marketing of its products, as well as wholesalers who market the product. The company also utilises various public press releases to provide public information about its product line and future products under development. Advertising and marketing costs are expensed as incurred and were $0 during the nine months ended September 30, 2018 ($0 – September 30, 2017).

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2018	December 31, 2017
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,813,764	$625,214
Total Financial Liabilities		$1,813,764	$625,214

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2018 and December 31, 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

On March 22, 2018, the Company terminated all contracts with Concord Veterinary Supply for the purchase and distribution of veterinary products.

4.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2018 and December 31, 2017, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2018	2017
APG Capital #1	31,500	11/20/2017	11/20/2018	12%	Variable	$—	$31,500
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	31,500	—
Auctus Fund #1	64,000	6/16/2017	3/16/2018	8%	Variable	—	59,109
Auctus Fund #2	84,000	1/10/2018	10/10/2018	8%	Variable	76,724	—
Auctus Fund #3	175,000	2/6/2018	11/6/2018	8%	Variable	175,000	—
Auctus Fund #4	90,000	3/6/2018	12/6/2018	12%	Variable	90,000	—
Auctus Fund #5	100,000	6/14/2018	3/14/2019	12%	Variable	100,000	—
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	75,000	—
Crown Bridge Partners	25,500	6/19/2017	6/19/2018	2%	Variable	—	25,500
EMA Financial #1	45,000	5/1/2017	5/1/2018	8%	Variable	14,965	3,402
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	26,670	50,000
EMA Financial #3	100,000	3/5/2018	3/5/2019	8%	Variable	100,000	—
Emerging Corp Capital	83,333	2/12/2018	2/11/2019	8%	Variable	74,933	—
LG Capital Funding #1	50,000	5/25/2017	5/25/2018	8%	Variable	—	17,500
LG Capital Funding #2	44,200	8/10/2017	4/10/2018	8%	Variable	—	44,200
Power Up Lending #3	45,000	11/20/2017	8/30/2018	12%	Variable	—	45,000
Power Up Lending #4	28,000	12/20/2017	9/30/2018	12%	Variable	—	28,000
Power Up Lending #5	33,000	2/28/2018	11/5/2018	12%	Variable	—	—
Power Up Lending #6	33,000	4/12/2018	1/30/2019	12%	Variable	33,000	—
Power Up Lending #7	33,000	5/3/2018	2/15/2019	12%	Variable	33,000	—
Power Up Lending #8	33,000	6/25/2018	4/15/2019	12%	Variable	33,000	—
						863,792	304,211
Debt discount						(337,435)	(208,149)
Financing costs./Original issue discount						(43,488)	(30,837)
Notes payable, net of discount						$482,869	$65,225

During the nine months ending September 30, 2018, the Company received proceeds from new convertible notes of $774,500. The Company recorded no payments on their convertible notes, and conversions of $390,478 of convertible note principal. The Company recorded penalties of $47,727, of which $32,762 was converted into the Company’s common stock. The Company recorded loan fees on new convertible notes of $127,833, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2018. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $991,083 during the nine months ended September 30, 2018. The Company also recorded amortization of $861,796 on their convertible note debt discounts and $115,182 on loan fees. As of September 30, 2018, the convertible notes payable are convertible into 4,238,835,112 shares of the Company’s common stock.

During the nine months ending September 30, 2017, the Company received proceeds from new convertible notes of $322,275. The Company recorded no payments on their convertible notes, and conversions of $8,000 of convertible note principal. The Company recorded loan fees on new convertible notes of $63,425, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2017. The Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $353,980 during the nine months ended September 30, 2017. The Company also recorded amortization of $159,410 on their convertible note debt discounts and $24,733 on loan fees.

During the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $52,495 and $11,757, respectively, on its convertible notes payable. During the nine months ended September 30,2018, the Company recorded conversions of $15,852 of convertible note interest. As of September 30, 2018, the accrued interest balance was $42,876.

As of September 30, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

5.	DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ending September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Balance, beginning of period	$625,214	$—
Initial recognition of derivative liability	5,049,659	1,086,498
Conversion of derivative instruments to Common Stock	(1,733,419)	(644,469)
Mark-to-Market adjustment to fair value	(2,127,690)	183,185
Balance, end of period	$1,813,764	$625,214

During the nine months ended September 30, 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $5,049,659.

During the nine months ended September 30, 2018, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $1,733,419.

For the nine months ended September 30, 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $2,127,690.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the nine months ended September 30, 2018, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.32% - 2.94%, (2) term of 0.11 years – 4.87 years, (3) expected stock volatility of -456.68% - 426.93%, (4) expected dividend rate of 0%, (5) common stock price of $0.0005 - $0.0047, and (6) exercise price of $0.00017 - $0.001.

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

On March 28, 2017, the Company filed an amendment to its articles of incorporation designating 20,000 shares of its authorized preferred stock, par value $0.001 as Series B Voting Preferred Stock. The Series B Voting Preferred Stock shall have the right to vote the shares on any matter requiring shareholder approval on the basis of 4 times the votes of all the issued and outstanding shares of common stock, as well as any issued and outstanding preferred stock.

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

As of September 30, 2018, 2,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of December 31, 2017) and 1,000 Series B shares were issued and outstanding (1,000 shares as of December 31, 2017).

7.	COMMON STOCK

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

On March 28, 2017, the Company filed an amendment to its articles of incorporation reducing the number of authorized common shares from 8,000,000,000 to 1,000,000,000, with a par value $0.001.

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

During the nine months ended September 30, 2018, the holders of convertible notes converted a total of $418,080 of principal, accrued interest, note fees and penalties into 1,863,401,178 shares of common stock. The common stock was valued at $2,151,499 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,733,419 worth of derivative liabilities, and $288,097 was recorded as additional paid in capital.

As of September 30, 2018 and December 31, 2017 there were 2,753,877,552 and 669,209,173 shares issued and outstanding, respectively.

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

On August 13, 2018, the Company executed a Common Stock Purchase Warrant for 37,500,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

During the nine months ended September 30, 2018, a warrant holder exercised the warrants and the Company issued 199,523,445 shares of common stock through a cashless exercise of the warrants.

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

On April 1, 2018, the Company agreed to renew the Consulting Agreement dated April 1, 2017 for one year.

During the nine months ended September 30, 2018, the Company accrued consulting fees of $75,000 and paid $25,000 in cash, leaving $25,000 on the Company’s balance sheets as account payable with respect to amounts due to Mr. Scott.

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

On June 19, 2018, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year.

During the nine months ended September 30, 2018, the Company accrued $16,667 in consulting fees, and paid additional fees of $2,500 for attending five board meetings at $500 per meeting.

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

During the nine months ended September 30, 2018, the Company accrued wages of $27,000 and paid wages of $27,000. In addition, Mr. Rushford advanced the Company $2,173, ($182 – December 31, 2017) and a payment of $2,255 was made by the Company to satisfy the funds advanced.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through September 30, 2018 of approximately $8,809,962 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $1,850,092 at September 30, 2018.

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

The 15,000 shares were not issued as of September 30, 2018, and $825 is recorded on the balance sheet as liabilities for unissued shares.

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

The Company recorded $140,000 in respect to the 2,000,000 shares based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares and expensed $140,000 as stock-based compensation as part of consulting expenses in the year period ended December 31, 2017. At September 30, 2018, the shares remained unissued.

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

During the nine months ended September 30, 2018, the Company accrued consulting fees of $75,000 and paid $25,000 in cash, leaving $25,000 on the Company’s balance sheets as account payable with respect to amounts due to Mr. Scott.

(3).	Consultant Agreement

On April 6, 2017 the Company entered into a consulting agreement with an advisor, where under the advisor will provide access to financing for the Company’s business activities. In consideration of the foregoing services performed by the advisor, the Company will pay a fee of 10% of net proceeds on each financing introduced.

During the nine months ended September 30, 2018, the Company paid of $0 ($14,475 – December 31, 2017) to the advisor in respect of this agreement.

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

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses year ending December 31, 2017. At September 30, 2018 the shares remained unissued.

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

During the nine months ended September 30, 2018, the Company accrued consulting fees of $16,667 and paid additional fees of $2,500 for attending five board meetings at $500 per meeting.

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

During the nine months ending September 30, 2018, the Company accrued wages of $27,000 and paid wages of $27,000.

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

During the nine months ending September 30, 2018, the Company paid of $25,000 to the advisor in respect of this agreement.

(8).	Consultant Agreement

On January 24, 2018, the Company entered into a Consulting Agreement with BAS1. The Company has agreed to pay BAS1 a fee of $10,000 for a 30-day marketing awareness program.

During the nine months ending September 30, 2018, the Company paid of $7,500 to the advisor in respect to this agreement.

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

During the nine months ending September 30, 2018, the Company paid of $40,000 to the advisor in respect to these agreements.

(11).	Consultant Agreement

On March 1, 2018, the Company executed a Consulting Agreement whereby the Consultant will receive a retainer of $50,000 per month for nine months to revise an online retail website, Private-Label product contract and distribution for veterinarian supplies and holistic based pet products.

On March 15, 2018, the Company agreed to engage in an additional contract with the consulting for $200,000.

During the nine months ending September 30, 2018, the Company paid of $397,500 to the advisor in respect of these agreements.

(12).	Consultant Agreement

On May 1, 2018, the Company executed a Consulting Agreement whereby the Consultant will provide services and professional expertise as an administrative advisor. The Consultant will receive a fee of $25,000 for a period of two months.

(13).	Consultant Agreement

On June 12, 2018, the Company entered into a Consulting Agreement with TEN Associates, LLC. The Company has agreed to pay TEN Associates a fee of $4,000 for general corporate and business consulting services for the period on one month.

During the nine months ending September 30, 2018, the Company paid of $4,000 to the advisor in respect to this agreement.

(14).	Consultant Agreement

On August 1, 2018, the Company entered into a National Sales Rep Agreement for a period of three years, to recruit and manage new sales representatives. In consideration of services performed, the Company will pay a commission of 25% of gross proceeds to be paid in cash, and 10% of gross proceeds to be paid in restricted common stock. The Company will also compensate for the recruitment of sales representatives. In addition, the Company has agreed to pay a fee of $25,000 in the form of restricted common stock upon signing of the Agreement.

The Company recorded $25,000 in respect to the value of unissued shares as liabilities for unissued shares and expensed $25,000 as stock-based compensation as part of consulting expenses. At September 30, 2018 the shares remained unissued.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ending September 30, 2018, the Company had the following non-cash investing and financing activities:

●	Issued stock for debt increasing common stock by $1,863,402, increasing additional paid in capital by $276,647, reducing notes payable by $390,478, reducing accrued interest by $15,852, and reducing derivative liabilities by $1,733,419.

●	Increased debt discount and increased derivative liability by $991,083 to record derivative liabilities at the inception of new notes.

●	Issued warrant shares by cashless exercise increasing common stock by $199,523 and reducing additional paid in capital by $199.523.

12.	SUBSEQUENT EVENTS

On October 1, 2018, the Company executed a Consulting Agreement whereby the Consultant will receive a fee of $350,000 to expand the business product sales, marketing and new product development, develop new distribution channels, and the development of a new subsidiary providing services in Cryptocurrency. This involves negotiating contracts, raising capital with new funding partners, and establishing the criteria to expand the Company’s business model. On October 25, 2018, the Company agreed to engage in an additional contract with the consulting for $350,000.

On October 10, 2018, the Company entered in a Convertible Promissory Note with EMA Financial, LLC in the amount of $25,000. The note is unsecured, bears interest at 12% per annum, and matures on July 9, 2019.

On October 11, 2018, the Company entered in a Convertible Promissory Note with Auctus Fund LLC in the amount of $25,000. The note is unsecured, bears interest at 12% per annum, and matures on July 11, 2019.

On October 11, 2018, the Company executed a Common Stock Purchase Warrant for 25,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

On October 25, 2018, the Company’s Board of Directors authorized the creation of 2,000,000 shares of Series A Preferred Stock with a par value of $0.001, and on October 30, 2018 a Certificate of Designation was filed with the Florida Secretary of State. Upon written notice to the Corporation, the holder of Series A Preferred stock may convert their shares into ten (10) shares of fully paid and nonassessable shares of Common Stock of the Corporation. The holders shall have no voting rights on corporate matters, unless and until they convert their Series A shares into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Corporate Information

Vet Online Supply Inc. (the “Company”) is a Florida corporation incorporated on May 31, 2014. The Company engages in the online sale of its own holistic product line for pets, as well as targeting the larger Big-Box Pet retail suppliers, and during the first quarter of 2018, discontinued its legacy veterinarian supplies lines. The company discontinued its legacy line of products to increase margins and profitability with its own brand-name holistic products. These new holistic pet products are designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness. The Company’s web-based eCommerce platform with our products is on our website, www.vetonlinesupplies.com. The website gives our potential clients the ability to purchase quality pet products by placing their order any time of day at their convenience.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2018 and audited financial statements for the year ended December 31, 2017, along with the accompanying notes, as filed with the Securities and Exchange Commission on Form 10-K on April 2, 2018.

Results for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues:

The Company’s revenues were $1,295 for the three months ended September 30, 2018 compared to $0 for the three months ended September 30, 2017. The increase in revenue was due to an increase in customer orders as the company focused on expanding its revenue potential through new distribution channels. On February 7, 2018, the Company received a customer order for $529,790 in merchandise. The order is expected to ship in the fourth quarter of 2018 at which time the Company will recognize the revenue on its income statement. On February 23, 2018, the Company entered into an Exclusive Agreement for Distribution with a west coast distributor, whereby the distributor will exclusively distribute on the west coast for the company’s CDB Products. The distributor has committed to and submitted a purchase order for $3,000,000 of product at negotiable prices for a period of 24 months for distribution.

Cost of Sales:

The Company’s cost of sales was $675 for the three months ended September 30, 2018, compared to $670 for the three months ended September 30, 2017. The increase was due to the increase in customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2018, and September 30, 2017, were $189,903 and $160,197, respectively. The increase was primarily attributable to consulting fees and salaries for the management team during the three months ended September 30, 2018.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2018, and September 30, 2017, was $439,550 and $(92,119), respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Profit (Loss):

Net profit for the three months ended September 30, 2018, was $250,267 compared with a net loss of $252,986 for the three months ended September 30, 2017. The decreased net loss can be explained by the decrease in operating expenses, and the gain in fair value of the derivative instruments in the three months ended September 30, 2018.

Results for the Nine months Ended September 30, 2018 Compared to the Nine months Ended September 30, 2017

Revenues:

The Company’s revenues were $4,309 for the nine months ended September 30, 2018 compared to $2,787 for the nine months ended September 30, 2017. The increase in revenue was due to an increase in customer orders. On February 7, 2018, the Company received a customer order for $529,790 in merchandise. The order is expected to ship in the fourth quarter of 2018 at which time the Company will recognize the revenue on its income statement. On February 23, 2018, the Company entered into an Exclusive Agreement for Distribution with a west coast distributor, whereby the distributor will exclusively distribute on the west coast for the company’s CDB Products. The distributor has committed to and submitted a purchase order for $3,000,000 of product at negotiable prices for a period of 24 months for distribution.

Cost of Sales:

The Company’s cost of materials was $2,200 for the nine months ended September 30, 2018, compared to $2,145 for the nine months ended September 30, 2017. The increase was due to an increase in customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2018, and September 30, 2017, were $927,630 and $782,479, respectively. The increase was primarily attributable to an increase in consulting fees, wages, and professional fees. During the year ended December 31, 2017, the Company hired multiple consultants, increased investor relation activities, and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2018, and September 30, 2017, was $(3,019,835) and $(310,886), respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from an increase in convertible notes executed and from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

Net Loss:

Net loss for the nine months ended September 30, 2018, was $3,945,356 compared with a net loss of $1,092,723 for the nine months ended September 30, 2017. The increased net loss can be explained by the increase in operating expenses, the increase in the interest expense, and the change in fair value of the derivative instruments in the nine months ended September 30, 2018 when compared to the prior year, as explained above.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30, 2018	December 31, 2017
	$	$
Current Assets	47,933	16,820
Current Liabilities	2,762,541	976,710
Working Capital (Deficit)	(2,714,608)	(959,890)

As of September 30, 2018, we had $9,601 and $47,933 in cash and total assets, as well as $2,762,541 in total liabilities as compared to $16,820 in cash and total assets, and $976,710 in total liabilities as of December 31, 2017. The increase in assets was due to an increase in inventory. The increase in total liabilities was primarily attributed to the to increase in in convertible debt and accounts payable.

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

	September 30, 2018 $	September 30, 2017 $
Cash Flows from (used in) Operating Activities	(791,637)	(384,015)
Cash Flows from (used in) Investing Activities	—	(18,000)
Cash Flows from (used in) Financing Activities	784,418	404,458
Net Increase (decrease) in Cash During Period	(7,219)	2,443

During the nine months ended September 30, 2018, cash used in operating activities was $(791,637) compared to $(384,015) for the nine months ended September 30, 2017. The increase primarily resulted from an increase in convertible notes executed and from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

During the nine months ended September 30, 2018 cash used in investing activities was $0 compared to $(18,000) for the nine months ended September 30, 2017. The decrease is due to the disposal of a vehicle pursuant to a settlement agreement in December 2017.

During the nine months ended September 30, 2018, cash from financing activity was $784,418 compared to $404,458 for the nine months ended September 30, 2017. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt during the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018, the holders of convertible notes converted a total of $418,080 of principal, accrued interest, note fees and penalties into 1,863,401,178 shares of common stock. The common stock was valued at $2,151,499 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,733,419 worth of derivative liabilities, and $288,097 was recorded as additional paid in capital.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Securities Purchase Agreement and Convertible Note with EMA Financial, LLC, dated May 1, 2017
10.2	Securities Purchase Agreement and Convertible Note with Crown Bridge Partners LLC dated May 8, 2017
10.3	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated May 22, 2017
10.4	Securities Purchase Agreement and Convertible Note with LG Capital dated May 25, 2017
10.5	Securities Purchase Agreement and Convertible Note with Auctus Fund LLC dated June 16, 2017
10.6	Securities Purchase Agreement and Back End Convertible Note with Crown Bridge Partners LLC dated June 19, 2017
10.7	Convertible Promissory Note with LG Capital dated August 10, 2017
10.8	Convertible Promissory Note with APG Capital Holdings LLC dated November 20, 2017
10.9	Convertible Promissory Note with Power Up Lending Group dated November 20, 2017
10.10	Convertible Promissory Note with EMA Financial, LLC dated December 15, 2017
10.11	Convertible Promissory Note with Auctus Fund LLC dated January 1, 2018
10.12	Convertible Promissory Note with Auctus Fund LLC dated February 6, 2018
10.13	Convertible Promissory Note with Emerging Corporate Capital Financing, Inc. dated February 12, 2018
10.14	Convertible Promissory Note with Power Up Lending Group dated February 28, 2018
10.15	Convertible Promissory Note with EMA Financial, LLC dated March 5, 2018
10.16	Convertible Promissory Note with Power Up Lending Group dated April 12, 2018
10.17	Convertible Promissory Note with Power Up Lending Group dated May 3, 2018
10.18	Convertible Promissory Note with Auctus Fund LLC dated June 14, 2018
10.19	Convertible Promissory Note with Power Up Lending Group dated June 25, 2018
10.20	Convertible Promissory Note with APG Capital Holdings dated June 25, 2018
10.21	Convertible Promissory Note with Auctus Fund LLC dated August 13, 2018*
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VET ONLINE SUPPLY, INC.

Date:	November 7, 2018	By:	/s/ Daniel Rushford
		Name:	Daniel Rushford
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director