Form 10-K
period 2018-12-31
Vet Online Supply Inc
filed 2019-04-15
CIK 1641751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

On September 28, 2018, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,636,467 based upon the closing price on that date of the Common Stock of the registrant of $0.0006. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 31, 2019, the Registrant had 5,826,958,371 shares of common stock issued and outstanding.

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

Employees and Consultants

As of the date of this filing, Dan Rushford is our only employee as the CEO and Chairman. Samuel Berry is a Director and paid consultant. Our suppliers include various consultants for manufacturing, new business development and marketing.

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

The following table sets forth the high and low closing prices for our common stock per quarter as reported by the OTCQB for the period from January 1, 2018 through December 31, 2018, and January 1, 2017 through December 31, 2017, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	For the Year Ended December 31
	2018		2017
	High	Low	High	Low
First Quarter	0.0047	0.0001	0.7500	0.0275
Second Quarter	0.0019	0.0008	0.0900	0.0200
Third Quarter	0.0011	0.0005	0.0250	0.0110
Fourth Quarter	0.0006	0.0001	0.0200	0.0007

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

As of December 31, 2018, there were 4,494,112,772 shares of the registrant’s $0.001 par value common stock issued and outstanding, which were held by 33 shareholders of record.

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

Recent Sales of Unregistered Securities

On March 27, 2018, the Company issued 21,743,756 shares of common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant. The shares were valued at the fair market value on the date of grant totaling $38,653, which has been expensed as stock-based compensation as part of consulting expenses.

During the year ended December 31, 2018, the holders of convertible notes converted a total of $560,907 of principal, accrued interest, note fees and penalties into 3,603,636,398 shares of common stock. The common stock was valued at $2,519,708 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,958,802 worth of derivative liabilities, and $(1,083,929) was recorded as additional paid in capital.

During the year ended December 31, 2018, a warrant holder exercised the warrants and the Company issued 199,523,445 shares of common stock through a cashless exercise of the warrants.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2018

On January 18, 2019, the holder of a convertible note converted $8,000 of principal into 133,333,333 shares of common stock.

On January 22, 2019, the holder of a convertible note converted $8,968 of principal, interest, and note fees into 224,200,000 shares of common stock.

On January 28, 2019, the holder of a convertible note converted $8,000 of principal into 133,333,333 shares of common stock.

On February 6, 2019, the holder of a convertible note converted $8,000 of principal into 133,333,333 shares of common stock.

On February 6, 2019, the holder of a convertible note converted $10,694 of principal and note fees into 248,700,000 shares of common stock.

On March 1, 2019, the holder of a convertible note converted $10,980 of principal and interest into 183,000,000 shares of common stock.

On March 12, 2019, the holder of a convertible note converted $11,078 of principal, interest, and note fees into 276,945,600 shares of common stock.

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

Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues:

The Company’s revenues were $5,379 for the year ended December 31, 2018 compared to $3,064 for the year ended December 31, 2017.

Cost of Sales:

The Company’s cost of materials was $2,685 for the year ended December 31, 2018, compared to $2,174 for the year ended December 31, 2017. The increase was due to the purchase of additional materials required to fulfill customer orders as sales increased.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended December 31, 2018, and December 31, 2017, were $1,638,974 and $1,211,966, respectively. The increase was primarily attributable to an increase in consulting expenses, professional fees and officer wages. During the year ended December 31, 2018 the Company hired multiple consultants, increased investor relation activities, and incurred additional costs to meet SEC reporting requirements.

Other Income (Expense):

Other income (expense) for the year ended December 31, 2018, and December 31, 2017, was $(2,932,328) and $(3,461,524), respectively. Other income (expense) consisted of gain or loss on settlement of debt, gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from and losses on settlement of debt during the year ended December 31, 2017, an increase in convertible notes executed, and from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

Net Loss:

Net loss for the year ended December 31, 2018, was $4,568,608 compared with a net loss of $4,672,600 for the year ended December 31, 2017. The decreased net loss can be explained by the loss on settlement of debt in the year ended December 31, 2017.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31, 2018 $	December 31, 2017 $
Current Assets	31,600	16,820
Current Liabilities	2,791,251	976,710
Working Capital (Deficit)	(2,759,651)	(959,890)

As of December 31, 2018, we had $10,640 in cash and $31,600 in total assets, as well as $2,791,251 in total liabilities as compared to $16,820 in cash and total assets, and $976,710 in total liabilities as of December 31, 2017. The increase in assets was due to an increase in inventory. The increase in total liabilities was primarily attributed to the to increase in in convertible debt.

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

	December 31, 2018 $	December 31, 2017 $
Cash Flows from (used in) Operating Activities	(979,765)	(443,249)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	973,585	459,750
Net Increase (decrease) in Cash During Period	(6,180)	16,501

During the year ended December 31, 2018, cash used in operating activities was $(979,765) compared to $(443,249) for the year ended December 31, 2017. The increase in the cash used in operating activities primarily resulted from the new derivatives on notes payable during the year ended December 31, 2018.

During the year ended December 31, 2018 cash used in investing activities was $0 compared to $0 for the year ended December 31, 2017.

During the year ended December 31, 2018, cash from financing activity was $973,585 compared to $459,750 for the year ended December 31, 2017. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt during the year ended December 31, 2018.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vet Online Supply, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2015.

Lakewood, CO
April 15, 2019

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$10,640	$16,820
Inventory	17,960	—
Prepaid expenses	3,000	—
Total Current Assets	31,600	16,820

TOTAL ASSETS	$31,600	$16,820

LIABILITIES
Current Liabilities:
Accounts payable	$567,250	$79,031
Convertible notes payable, interest	61,586	6,233
Convertible notes payable, net of discount	555,224	65,225
Deferred revenue	82	—
Derivative liabilities	1,426,982	625,214
Liability for unissued shares	150,825	190,825
Related party liabilities	29,267	10,182
Sales tax payable	35	—
Total Current Liabilities	2,791,251	976,710

Total Liabilities	2,791,251	976,710

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series A: $0.001 par value; 2,000,000 shares authorized	—	—
0 shares issued and outstanding at December 31, 2018 and 2017
Preferred stock, Series B: $0.001 par value; 10,000,000 shares authorized	1	1
1.000 shares issued and outstanding at December 31, 2018
1,000 shares issued and outstanding at December 31, 2017
Common stock, $0.001 par value; 50,000,000,000 authorized	4,494,113	669,209
4,494,112,772 shares issued and outstanding at December, 2018
669,209,173 shares issued and outstanding at December 31, 2017
Treasury stock, 0 shares at $0.001; 19,000 as of December 31, 2017	—	19
Additional paid in capital	2,179,449	3,235,487
Accumulated deficit	(9,433,214)	(4,864,606)
Total Shareholders’ Equity (Deficit)	(2,759,651)	(959,890)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$31,600	$16,820

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS

	Years ended
	December 31,
	2018	2017
Sales	$5,379	$3,064
Cost of sales	2,685	2,174
Gross profit (loss)	2,694	890

Operating expenses:
Consulting fees	1,376,284	1,094,256
Depreciation	—	1,725
G&A expenses	72,241	50,582
Professional fees	79,449	31,353
Salaries and wages	111,000	34,050
Total Operating expenses	1,638,974	1,211,966

Loss from operations	(1,636,280)	(1,211,076)

Other income (expense):
Gain (loss) on debt settlement	—	(2,325,239)
Gain (loss) on derivative liability valuation	(1,568,461)	(734,853)
Interest expenses	(1,363,867)	(401,432)
Total other income/expenses	(2,932,328)	(3,461,524)

Net loss before income taxes	(4,568,608)	(4,672,600)
Income tax expense	—	—
Net loss	$(4,568,608)	$(4,672,600)

Per share information
Weighted number of common shares outstanding, basic and diluted	2,447,436,947	241,463,135
Net loss per common share	(0.00187)	(0.0194)

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock					Additional		Total
	Series B		Common Stock		Treasury	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance for December 31, 2016	—	—	192,000,000	192,000	—	(79,850)	(192,006)	(79,856)

Conversion of promissory notes to stock	—	—	278,789,173	278,789	—	619,227	—	898,016
Preferred shares issued for liabilities	20,000	20	—	—	—	20,980	—	21,000
Preferred shares returned to treasury	(20,000)	(20)	—	—	20	(21,000)	—	(21,000)
Preferred shares issued pursuant to agreement	1,000	1	—	—	(1)	1,050	—	1,050
Common stock issued for liabilities	—	—	150,000,000	150,000	—	2,250,000	—	2,400,000
Common stock issued for services	—	—	48,420,000	48,420	—	445,080	—	493,500
Net (loss) for the year	—	—	—	—	—	—	(4,568,608)	(4,568,608)
Balance as of December 31, 2017	1,000	1	669,209,173	669,209	19	3,235,487	(4,864,606)	(959,890)

Conversion of promissory notes to stock	—	—	3,603,636,398	3,603,637	—	(1,083,929)	—	2,519,708
Preferred shares returned to treasury cancelled	—	—	—	—	(19)	19	—	—
Common stock warrants issued by cashless exercise	—	—	199,523,445	199,523	—	(199,523)	—	—
Common stock issued for services	—	—	21,743,756	21,744	—	17,395	—	39,139
Forgiveness of fees payable to a Director	—	—	—	—	—	210,000	—	210,000
Net (loss) for the year	—	—	—	—	—	—	(4,568,608)	(4,568,608)
Balance as of December 31, 2018	1,000	1	4,494,112,772	4,494,113	—	2,179,449	(9,433,214)	(2,759,651)

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2018	2017
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(4,568,608)	$(4,672,600)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	1,235,372	376,770
New derivatives recorded as loan fees	4,249,287	551,669
Change in derivative liability	(2,680,826)	183,184
(Gain) loss on debt settlement	—	2,325,239
Preferred stock issued for services	—	1,050
Common stock issued for services	39,139	499,225
Liability for unissued shares due to agreements	100,000	190,825
Decrease (increase) in operating assets
Accounts receivable	—	177
Inventory	(17,960)	—
Prepaid expenses	(3,000)	—
Increase (decrease) in operating liabilities
Accounts payable	538,219	83,146
Accrued interest	128,495	18,066
Deferred revenue	82	—
Sales tax payable	35	—
Net cash used in operating activities	(979,765)	(443,249)

Cash flows from investing activities:
Additions to property, plant and equipment	—	(16,725)
Disposals of property, plant and equipment	—	16,725
Net used from investing activities	—	—

Cash flows from financing activities:
Proceeds from convertible notes payable, net	934,500	459,272
Proceeds from (payments to) related parties, net	39,085	478
Proceeds from promissory notes payable	—	—
Net cash provided (used) by financing activities	973,585	459,750

Net increase (decrease) in cash	(6,180)	16,501

Cash, beginning of year	16,820	319
Cash, end of year	$10,640	$16,820
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$526

The accompanying notes are an integral part of these financial statements

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2018 and December 31, 2017 is $0.

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

Advertising and Marketing Costs

The company provides website online marketing of its products, as well as wholesalers who market the product. The company also utilises various public press releases to provide public information about its product line and future products under development. Advertising and marketing costs are expensed as incurred and were $5,850 during the year ended December 31, 2018 ($0 – December 31, 2017).

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	December 31, 2018	December 31, 2017
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,426,982	$625,214
Total Financial Liabilities		$1,426,982	$625,214

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2018 and December 31, 2017, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long-term financing or debt financing, to enable the Company to reach profitable operations. Historically, the Company’s sole officer and director has provided short term loans to meet working capital shortfalls. We have recently entered into financing agreements with various third parties to meet our capital needs in fiscal 2019.

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

On March 22, 2018, the Company terminated all contracts with Concord Veterinary Supply for the purchase and distribution of veterinary products.

4.	PREPAID EXPENSES

	December 31,	December 31,
	2018	2017
Prepaid expenses	$3,000	$—

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the year ended December 31, 2018, the Company recorded prepaid expenses of $3,000 for employee wages paid in advance for January 2019.

5.	CONVERTIBLE NOTES PAYABLE

As of December 31, 2018 and December 31, 2017, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2018	2017
APG Capital #1	31,500	11/20/2017	11/20/2018	12%	Variable	$—	$31,500
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	31,500	—
Auctus Fund #1	64,000	6/16/2017	3/16/2018	8%	Variable	—	59,109
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	47,373	—
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	175,000	—
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	90,000	—
Auctus Fund #5	100,000	6/14/2018	3/14/2019	12%	Variable	100,000	—
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	75,000	—
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	25,000	—
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	25,750	—
Crown Bridge Partners	25,500	6/19/2017	6/19/2018	2%	Variable	—	25,500
EMA Financial #1	45,000	5/1/2017	5/1/2018	24%	Variable	—	3,402
EMA Financial #2	50,000	12/15/2017	12/15/2018	24%	Variable	8,474	50,000
EMA Financial #3	100,000	3/5/2018	3/5/2019	8%	Variable	83,499	—
EMA Financial #4	25,000	10/10/2018	7/10/2019	12%	Variable	25,000	—
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	8%	Variable	74,933	—
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	—
LG Capital Funding #1	50,000	5/25/2017	5/25/2018	8%	Variable	—	17,500
LG Capital Funding #2	44,200	8/10/2017	4/10/2018	8%	Variable	—	44,200
Power Up Lending #3	45,000	11/20/2017	8/30/2018	12%	Variable	—	45,000
Power Up Lending #4	28,000	12/20/2017	9/30/2018	12%	Variable	—	28,000
Power Up Lending #8	33,000	6/25/2018	4/15/2019	12%	Variable	33,000	—
						904,529	304,211
Debt discount						(313,258)	(208,149)
Financing costs./Original issue discount						(36,047)	(30,837)
Notes payable, net of discount						$555,224	$65,225

During the year ending December 31, 2018, the Company received proceeds from new convertible notes of $934,500. The Company recorded no payments on their convertible notes, and conversions of $517,764 of convertible note principal. The Company recorded penalties of $30,000, of which $30,000 was converted into the Company’s common stock. The Company recorded loan fees on new convertible notes of $153,583, which increased the debt discounts recorded on the convertible notes during the year ending December 31, 2018. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $1,192,108 during the year ended December 31, 2018. The Company also recorded amortization of $1,086,998 on their convertible note debt discounts and $148,374 on loan fees. As of December 31, 2018, the convertible notes payable are convertible into 14,865,251,126 shares of the Company’s common stock.

During the year ending December 31, 2017, the Company received proceeds from new convertible notes of $540,200. The Company recorded no payments on their convertible notes, and conversions of $235,987 of convertible note principal. The Company recorded loan fees on new convertible notes of $80,925, which increased the debt discounts recorded on the convertible notes during the year ending December 31, 2017. The Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). As a result of recording derivative liabilities at note inception, the Company increased the debt discount recorded on their convertible notes by $504,480 during the year ended December 31, 2017. The Company also recorded amortization of $376,770 on their convertible note debt discounts and loan fees. As of December 31, 2017, the convertible notes payable were convertible into 738,908,771 shares of the Company’s common stock.

During the years ended December 31, 2018 and 2017, the Company recorded interest expense of $79,483 and $18,066, respectively, on its convertible notes payable. During the years ended December 31,2018 and 2017, the Company recorded conversions of $24,130 and 11,833, respectively of convertible note interest. As of December 31, 2018 and 2017, the accrued interest balance was $61,586 and 6,233, respectively.

As of December 31, 2018, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

6.	DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ending December 31, 2018 and December 31, 2017:

	December 31,	December 31,
	2018	2017
Balance, beginning of period	$625,214	$—
Initial recognition of derivative liability	5,441,395	1,086,498
Conversion of derivative instruments to Common Stock	(1,958,802)	(644,469)
Mark-to-Market adjustment to fair value	(2,680,825)	183,185
Balance, end of period	$1,426,982	$625,214

During the year ended December 31, 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $5,441,395.

During the year ended December 31, 2018, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $1,958,802.

For the year ended December 31, 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $2,680,825.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the year ended December 31, 2018, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.32% - 3%, (2) term of 0.11 years – 5 years, (3) expected stock volatility of -456.68% - 528.58%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001 - $0.0047, and (6) exercise price of $0.00005 - $0.001.

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

As of December 31, 2018, 2,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of December 31, 2017) and 1,000 Series B shares were issued and outstanding (1,000 shares as of December 31, 2017).

8.	COMMON STOCK

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

During the year ended December 31, 2018, the holders of convertible notes converted a total of $560,907 of principal, accrued interest, note fees and penalties into 3,603,636,398 shares of common stock. The common stock was valued at $2,519,708 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,958,802 worth of derivative liabilities, and $(1,083,929) was recorded as additional paid in capital.

As of December 31, 2018 and December 31, 2017 there were 4,494,112,772 and 669,209,173 shares issued and outstanding, respectively.

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

On December 20, 2018, the Company executed a Common Stock Purchase Warrant for 25,750,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

During the year ended December 31, 2018, a warrant holder exercised the warrants and the Company issued 199,523,445 shares of common stock through a cashless exercise of the warrants.

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

9.	RELATED PARTY TRANSACTIONS

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

On April 1, 2018, the Company agreed to renew the Consulting Agreement dated April 1, 2017 for one year.

On November 8, 2018, Mr. Scott resigned as a Director and agreed to forfeit all stock and outstanding debts owed to him pursuant to his Consulting Agreement. The Company recorded a credit of $210,000 to accounts payable and unissued shares with a corresponding entry to additional paid in capital.

During the year ended December 31, 2018, the Company accrued consulting fees of $25,000 and paid $25,000 in cash, leaving $0 on the Company’s balance sheets as account payable with respect to amounts due to Mr. Scott.

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

On June 19, 2018, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year.

During the year ended December 31, 2018, the Company accrued $29,167 in consulting fees, and paid additional fees of $2,500 for attending five board meetings at $500 per meeting.

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

During the year ended December 31, 2018, the Company accrued wages of $36,000 and paid wages of $39,000, which includes the monthly fee for January 2019. In addition, Mr. Rushford advanced the Company $2,755, ($182 – December 31, 2017) and a payment of $2,673 was made by the Company to satisfy the funds advanced, leaving a balance owed of $100.

10.	INCOME TAXES

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through December 31, 2018 of approximately $9,433,214 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $1,980,975 at December 31, 2018.

All tax years since inception are open to examination by the Internal Revenue Service.

11.	COMMITMENTS AND CONTINGENCIES

(1).	IR Agreement

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

The 15,000 shares were not issued as of December 31, 2018, and $825 is recorded on the balance sheet as liabilities for unissued shares.

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

The Company recorded $140,000 in respect to the 2,000,000 shares based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares and expensed $140,000 as stock-based compensation as part of consulting expenses in the year period ended December 31, 2017. At December 31, 2018, the shares remained unissued.

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

On November 8, 2018, Mr. Scott resigned as a Director and agreed to forfeit all stock and outstanding debts owed to him pursuant to his Consulting Agreement. The Company recorded a credit of $210,000 to accounts payable and unissued shares with a corresponding entry to additional paid in capital.

During the year ended December 31, 2018, the Company accrued consulting fees of $25,000 and paid $25,000 in cash, leaving $0 on the Company’s balance sheets as account payable with respect to amounts due to Mr. Scott.

(3).	Consultant Agreement

On April 6, 2017 the Company entered into a consulting agreement with an advisor, where under the advisor will provide access to financing for the Company’s business activities. In consideration of the foregoing services performed by the advisor, the Company will pay a fee of 10% of net proceeds on each financing introduced.

During the years ended December 31, 2018, the Company paid of $0 ($14,475 – December 31, 2017) to the advisor in respect of this agreement.

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

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses year ending December 31, 2017. At December 31, 2018 the shares remained unissued.

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

On June 19, 2018, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year.

During the year ended December 31, 2018, the Company accrued $29,167 in consulting fees, and paid additional fees of $2,500 for attending five board meetings at $500 per meeting.

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

During the year ended December 31, 2018, the Company accrued wages of $36,000 and paid wages of $39,000, which includes the monthly fee for January 2019. In addition, Mr. Rushford advanced the Company $2,755, ($182 – December 31, 2017) and a payment of $2,673 was made by the Company to satisfy the funds advanced, leaving a balance owed of $100.

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

During the year ending December 31, 2018, the Company paid of $25,000 to the advisor in respect of this agreement.

(8).	Consultant Agreement

On January 24, 2018, the Company entered into a Consulting Agreement with BAS1. The Company has agreed to pay BAS1 a fee of $10,000 for a 30-day marketing awareness program.

During the year ending December 31, 2018, the Company paid of $7,500 to the advisor in respect to this agreement.

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

During the year ending December 31, 2018, the Company paid of $40,000 to the advisor in respect to these agreements.

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

During the year ending December 31, 2018, the Company paid of $447,500 to the advisor in respect of these agreements.

(12).	Consultant Agreement

On June 12, 2018, the Company entered into a Consulting Agreement with TEN Associates, LLC. The Company has agreed to pay TEN Associates a fee of $4,000 for general corporate and business consulting services for the period on one month.

During the year ending December 31, 2018, the Company paid of $4,000 to the advisor in respect to this agreement.

(13).	Consultant Agreement

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

The Company recorded $25,000 in respect to the value of unissued shares as liabilities for unissued shares and expensed $25,000 as stock-based compensation as part of consulting expenses. At December 31, 2018 the shares remained unissued.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ending December 31, 2018, the Company had the following non-cash investing and financing activities:

●	Issued stock for debt increasing common stock by $3,603,637, decreasing additional paid in capital by $1,083,929, reducing notes payable by $517,764, reducing accrued interest by $26,892, and reducing derivative liabilities by $1,958,802.

●	Increased debt discount and increased derivative liability by $1,192,108 to record derivative liabilities at the inception of new notes.

●	Issued warrant shares by cashless exercise increasing common stock by $199,523 and reducing additional paid in capital by $199,523.

13.	SUBSEQUENT EVENTS

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2018:

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

Management’s Remediation Initiatives

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2018, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

None.

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

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2018:

Name	Age	Position with the Company	Position Held Since
Daniel Rushford	48	President, Chief Executive Officer, Secretary, Treasurer and Director	August 28, 2017
Samuel Berry	40	Director	June 19, 2017

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

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended December 31, 2018 and December 31, 2017. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Daniel Rushford	2018	36,000	—	—	—	—	—	—	36,000
President, CEO, Secretary,	2017	34,050	—	—	—	—	—	—	34,050
Treasurer and Director
Sam Berry	2018	31,667	—	—	—	—	—	—	31,667
Director	2017	100,000	—	—	—	—	—	—	100,000
Matt Scott	2018	25,000	—	—	—	—	—	—	25,000
Former Director	2017	215,000	—	—	—	—	—	—	215,000

Narrative Disclosure to Summary Compensation Table

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

During the year ended December 31, 2018, the Company accrued wages of $36,000 and paid wages of $39,000, which includes the monthly fee for January 2019. In addition, Mr. Rushford advanced the Company $2,755, ($182 – December 31, 2017) and a payment of $2,673 was made by the Company to satisfy the funds advanced, leaving a balance owed of $100.

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

On June 19, 2018, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year.

During the year ended December 31, 2018, the Company accrued $29,167 in consulting fees, and paid additional fees of $2,500 for attending five board meetings at $500 per meeting.

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

On April 1, 2018, the Company agreed to renew the Consulting Agreement dated April 1, 2017 for one year.

On November 8, 2018, Mr. Scott resigned as a Director and agreed to forfeit all stock and outstanding debts owed to him pursuant to his Consulting Agreement. The Company recorded a credit of $210,000 to accounts payable and unissued shares with a corresponding entry to additional paid in capital.

During the year ended December 31, 2018, the Company accrued consulting fees of $25,000 and paid $25,000 in cash, leaving $0 on the Company’s balance sheets as account payable with respect to amounts due to Mr. Scott.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

Described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2018 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Dan Rushford	Common	25,000,000	0.56%
6500 Live Oak Dr.	Stock
Kelseyville, CA 95451
Sam Berry	Common	75,000,000	1.67%
57 Muddy River Ln.	Stock
Bowdoinham, ME 04008
Total Officers and Directors		100,000,000	2.23%

5% Shareholders	Common
0	Stock

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 4,494,112,772 shares of common stock issued and outstanding for the company as of December 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2018.

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

On April 1, 2018, the Company agreed to renew the Consulting Agreement dated April 1, 2017 for one year.

On November 8, 2018, Mr. Scott resigned as a Director and agreed to forfeit all stock and outstanding debts owed to him pursuant to his Consulting Agreement. The Company recorded a credit of $210,000 to accounts payable and unissued shares with a corresponding entry to additional paid in capital.

During the year ended December 31, 2018, the Company accrued consulting fees of $25,000 and paid $25,000 in cash, leaving $0 on the Company’s balance sheets as account payable with respect to amounts due to Mr. Scott.

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

On June 19, 2018, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year.

During the year ended December 31, 2018, the Company accrued $29,167 in consulting fees, and paid additional fees of $2,500 for attending five board meetings at $500 per meeting.

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

During the year ended December 31, 2018, the Company accrued wages of $36,000 and paid wages of $39,000, which includes the monthly fee for January 2019. In addition, Mr. Rushford advanced the Company $2,755, ($182 – December 31, 2017) and a payment of $2,673 was made by the Company to satisfy the funds advanced, leaving a balance owed of $100.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 201, the Company incurred auditing expenses of approximately $50,160 and $17,500, respectively, which includes audit and review engagement services. There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

PART IV

ITEM 15. EXHIBITS

Exhibit
Number	Description
10.1	Securities Purchase Agreement and Convertible Note with EMA Financial, LLC, dated May 1, 2017
10.2	Securities Purchase Agreement and Convertible Note with Crown Bridge Partners LLC dated May 8, 2017
10.3	Securities Purchase Agreement and Convertible Note with Power Up Lending Group dated May 22, 2017
10.4	Securities Purchase Agreement and Convertible Note with LG Capital dated May 25, 2017
10.5	Securities Purchase Agreement and Convertible Note with Auctus Fund LLC dated June 16, 2017
10.6	Securities Purchase Agreement and Back End Convertible Note with Crown Bridge Partners LLC dated June 19, 2017
10.7	Convertible Promissory Note with LG Capital dated August 10, 2017
10.8	Convertible Promissory Note with APG Capital Holdings LLC dated November 20, 2017
10.9	Convertible Promissory Note with Power Up Lending Group dated November 20, 2017
10.10	Convertible Promissory Note with EMA Financial, LLC dated December 15, 2017
10.11	Convertible Promissory Note with Auctus Fund LLC dated January 1, 2018
10.12	Convertible Promissory Note with Auctus Fund LLC dated February 6, 2018
10.13	Convertible Promissory Note with Emerging Corporate Capital Financing, Inc. dated February 12, 2018
10.14	Convertible Promissory Note with Power Up Lending Group dated February 28, 2018
10.15	Convertible Promissory Note with EMA Financial, LLC dated March 5, 2018
10.16	Convertible Promissory Note with Power Up Lending Group dated April 12, 2018
10.17	Convertible Promissory Note with Power Up Lending Group dated May 3, 2018
10.18	Convertible Promissory Note with Auctus Fund LLC dated June 14, 2018
10.19	Convertible Promissory Note with Power Up Lending Group dated June 25, 2018
10.20	Convertible Promissory Note with APG Capital Holdings dated June 25, 2018
10.21	Convertible Promissory Note with Auctus Fund LLC dated August 13, 2018
31.1	Certification of the Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
31.2	Certification of the Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) of the Exchange Act*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required under Section 1350 of the Exchange Act*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vet Online Supply, Inc.

Date: April 15, 2019	By: /s/ Daniel Rushford

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel Rushford	Chief Executive Officer and Director	April 15, 2019
Daniel Rushford

/s/ Daniel Rushford	Chief Financial Officer	April 15, 2019
Daniel Rushford