Form 10-Q
period 2019-03-31
Vet Online Supply Inc
filed 2019-05-20
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

6500 Live Oak Drive Kelseyville, CA 95451 Tel: 415-756-4057
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

As of May 17, 2019, there were 5,826,958,371 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 15, 2018.

REPORTED IN UNITED STATES DOLLARS

VET ONLINE SUPPLY INC.
BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$2,930	$10,640
Inventory	17,590	17,960
Prepaid expenses	—	3,000
Other current assets	107	—
Total Current Assets	20,627	31,600

TOTAL ASSETS	$20,627	$31,600

LIABILITIES
Current Liabilities:
Accounts payable	$581,123	$567,250
Convertible notes payable, interest	95,733	61,586
Convertible notes payable, net of discount	659,446	555,224
Deferred revenue	52	82
Derivative liabilities	1,264,081	1,426,982
Liability for unissued shares	150,825	150,825
Related party liabilities	41,767	29,267
Sales tax payable	51	35
Total Current Liabilities	2,793,078	2,791,251

Total Liabilities	2,793,078	2,791,251

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series A: $0.001 par value; 2,000,000 shares authorized	—	—
0 shares issued and outstanding at March 31, 2019 and December 31, 2018
Preferred stock, Series B: $0.001 par value; 10,000,000 shares authorized	1	1
1.000 shares issued and outstanding at March 31, 2019
1,000 shares issued and outstanding at December 31, 2018
Common stock, $0.001 par value; 50,000,000,000 authorized	5,826,958	4,494,113
5,826,958,371 shares issued and outstanding at March 31, 2019
4,494,112,772 shares issued and outstanding at December 31, 2018
Additional paid in capital	1,033,898	2,179,449
Accumulated deficit	(9,633,308)	(9,433,214)
Total Shareholders’ Equity (Deficit)	(2,772,451)	(2,759,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$20,627	$31,600

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS (Unaudited)

	Three months ended
	March 31,
	2019	2018
Sales	$971	$968
Cost of sales	558	432
Gross profit (loss)	413	536

Operating expenses:
Consulting fees	13,660	409,831
G&A expenses	6,685	33,491
Professional fees	8,400	30,160
Salaries and wages	9,000	9,000
Total Operating expenses	37,745	482,482

Loss from operations	(37,332)	(481,946)

Other income (expense):
Gain (loss) on derivative liability valuation	41,326	(3,150,870)
Interest expenses	(204,088)	(321,288)
Total other income/expenses	(162,762)	(3,472,158)

Net loss before income taxes	(200,094)	(3,954,104)
Income tax expense	—	—
Net loss	$(200,094)	$(3,954,104)

Per share information
Weighted number of common shares outstanding, basic and diluted	5,206,468,324	1,230,195,391
Net loss per common share	(0.00)	(0.00)
The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THREE MONTHS ENDED MARCH 31, 2019 and 2018 (Unaudited)

	Preferred Stock					Additional		Total
	Series B		Common Stock		Treasury	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2017	1,000	1	669,209,173	669,209	19	3,235,487	(4,864,606)	(959,890)

Conversion of promissory notes to stock	—	—	1,305,643,058	1,305,643	—	292,281	—	1,597,924
Preferred shares returned to treasury cancelled	—	—	—	—	(19)	19	—	—
Common stock warrants issued by cashless exercise	—	—	199,523,445	199,523	—	(199,523)	—	—
Common stock issued for services	—	—	21,473,756	21,474	—	17,179	—	38,653
Net (loss) for the year	—	—	—	—	—	—	(3,954,104)	(3,954,104)
Balance as of March 31, 2018	1,000	1	2,195,849,432	2,195,849	—	3,345,443	(8,818,710)	(3,277,417)

Balance as of December 31, 2018	1,000	1	4,494,112,772	4,494,113	—	2,179,449	(9,433,214)	(2,759,651)
					—
Conversion of promissory notes to stock	—	—	1,332,845,599	1,332,845	—	(1,023,976)	—	308,869
Derivative settlements	—	—	—	—	—	(121,575)	—	(121,575)
Net loss	—	—	—	—	—	—	(200,094)	(200,094)
Balance as of March 31, 2019	1,000	1	5,826,958,371	5,826,958	—	1,033,898	(9,633,308)	(2,772,451)

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(200,094)	$(3,954,104)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	163,505	254,439
New derivatives recorded as loan fees	—	3,576,550
Change in derivative liability	(41,327)	(425,680)
Common stock issued for services	—	46,153
Decrease (increase) in operating assets
Accounts receivable	—	(44)
Inventory	370	(19,580)
Prepaid expenses	3,000	—
Other assets	(107)	—
Increase (decrease) in operating liabilities
Accounts payable	13,873	(22,385)
Accrued interest	40,584	59,349
Deferred revenue	(30)	—
Sales tax payable	16	12
Net cash used in operating activities	(20,210)	(485,290)

Cash flows from investing activities

Cash flows from financing activities:
Proceeds from convertible notes payable, net	—	481,750
Proceeds from (payments to) related parties, net	12,500	9,818
Proceeds from promissory notes payable	—	—
Net cash provided (used) by financing activities	12,500	491,568

Net increase (decrease) in cash	(7,710)	6,278

Cash, beginning of year	10,640	16,820
Cash, end of year	$2,930	$23,098

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2019 and December 31, 2018 is $0.

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

Advertising and Marketing Costs

The company provides website online marketing of its products, as well as wholesalers who market the product. The company also utilises various public press releases to provide public information about its product line and future products under development. Advertising and marketing costs are expensed as incurred and were $2,715 during the three months ended March 31, 2019 ($5,850 – December 31, 2018).

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	March 31, 2019	December 31, 2018
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,264,081	$1,426,982
Total Financial Liabilities		$1,264,081	$1,426,982

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe this ASU will have an impact on our results of operation, cash flows, or financial condition, given that it does not currently have any leases in effect.

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

3. PREPAID EXPENSES

	March 31,	December 31,
	2019	2018
Prepaid expenses	$—	$3,000

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the three months ended March 31, 2019, the Company reclassed prepaid employee wages that were paid during the year ended December 31, 2018.

4. CONVERTIBLE NOTES PAYABLE

As of March 31, 2019 and December 31, 2018, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2019	2018
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	31,500	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	31,285	47,373
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	175,000	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	90,000	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	100,000	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	75,000	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	25,000	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	25,750	25,750
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	8,474	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	73,305	83,499
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	25,000	25,000
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	74,933	74,933
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
Power Up Lending #8	33,000	6/25/2018	4/15/2019	12%	Variable	—	33,000
						845,247	904,529
Debt discount						(168,450)	(313,258)
Financing costs./Original issue discount						(17,351)	(36,047)
Notes payable, net of discount						$659,446	$555,224

During the three months ending March 31, 2019, the Company received proceeds from new convertible notes of $0. The Company recorded no payments on their convertible notes, and conversions of $59,282 of convertible note principal. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). The Company also recorded amortization of $144,809 on their convertible note debt discounts and $18,696 on loan fees. As of March 31, 2019, the convertible notes payable are convertible into 17,647,702,681 shares of the Company’s common stock.

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

During the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $39,084 and $11,623, respectively, on its convertible notes payable. During the three months ended March 31, 2019 and 2018, the Company recorded conversions of $4,938 and $4,273, respectively of convertible note interest. As of March 31, 2019 and 2018, the accrued interest balance was $9,733 and $13,582, respectively.

As of March 31, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

5. DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the periods ending March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Balance, beginning of period	$1,426,982	$625,214
Initial recognition of derivative liability	—	5,441,395
Conversion of derivative instruments to Common Stock	(121,575)	(1,958,802)
Mark-to-Market adjustment to fair value	(41,326)	(2,680,825)
Balance, end of period	$1,264,081	$1,426,982

During the three months ended March 31, 2019 and 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $0 and $4,141,883, respectively.

During the three months ended March 31, 2019 and 2018, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $121,575 and $1,384,101, respectively.

For the three months ended March 31, 2019 and 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $41,326 and $425,679, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the three months ended March 31, 2019, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 2.21% - 2.46%, (2) term of 0.12 years – 4.73 years, (3) expected stock volatility of 289.53% - 568.21%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001, and (6) exercise price of $0.00005 - $0.00007.

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

As of March 31, 2019, 2,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of December 31, 2018) and 1,000 Series B shares were issued and outstanding (1,000 shares as of December 31, 2018).

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

On March 27, 2018, the Company approved the issuance of 21,743,756 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant.The shares were valued at the fair market value on the date of grant totaling $39,139, which has been expensed as stock-based compensation as part of consulting expenses.

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

During the three months ended March 31, 2019, the holders of convertible notes converted a total of $64,220 of principal and accrued interest, and $1,500 in note fees into 1,332,845,599 shares of common stock. The common stock was valued at $146,618 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $121,575 worth of derivative liabilities, and $(1,147,050) was recorded as additional paid in capital.

As of March 31, 2019 and December 31, 2018 there were 5,826,958,371 and 4,494,112,772 shares issued and outstanding, respectively.

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

On June 19, 2018, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year.

During the three months ended March 31, 2019, the Company accrued $12,500 in consulting fees in connection to his agreement.

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

During the three months ended March 31, 2019, the Company accrued wages of $9,000 in connection with his agreement.

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

Operating loss carry forwards generated during the period from May 25, 2014 (date of inception) through March 31, 2019 of approximately $9,633,308 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $2,022,995 at March 31, 2019.

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

The 15,000 shares were not issued as of March 31, 2019, and $825 is recorded on the balance sheet as liabilities for unissued shares.

(2). Consultant Agreement

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry with regard to marketing and distribution of online retail sales for all products.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly payments of $12,500 per quarter.

On June 19, 2017 the Board of Directors appointed Mr. Samuel L. Berry as Director.For accepting the position of Director, Mr. Berry will receive 1,000,000 shares of the Company’s common stock, valued at $0.05 per share.Additionally, Mr. Berry will be paid $500 for each board meeting for which he is physically present.

The Company recorded $50,000 in respect to the value of 1,000,000 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses year ending December 31, 2017. At March 31, 2019 the shares remained unissued.

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

On June 19, 2018, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year.

During the three months ended March 31, 2019, the Company accrued $12,500 in consulting fees.

(3). Employee Agreement.

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

During the three months ended March 31, 2018, the Company accrued wages of $9,000.

(4). Consultant Agreement

On January 24, 2018, the Company entered into a Consulting Agreement with BAS1. The Company has agreed to pay BAS1 a fee of $10,000 for a 30-day marketing awareness program.

As of March 31, 2019, the Company paid of $7,500 to the advisor in respect to this agreement.

(5). Distribution Agreement

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

(6). Consultant Agreement

On March 1, 2018, the Company executed a Consulting Agreement whereby the Consultant will receive a retainer of $50,000 per month for nine months to revise an online retail website, Private-Label product contract and distribution for veterinarian supplies and holistic based pet products.

On March 15, 2018, the Company agreed to engage in an additional contract with the consultant for $200,000.

On October 1, 2018, the Company executed an additional Consulting Agreement whereby the Consultant will receive a fee of $350,000 to expand the business product sales, marketing and new product development, develop new distribution channels, and the development of a new subsidiary providing services in Cryptocurrency. This involves negotiating contracts, raising capital with new funding partners, and establishing the criteria to expand the Company’s business model.

As of March 31, 2019, the Company paid of $447,500 to the advisor in respect of these agreements.

(7). Consultant Agreement

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

The Company recorded $25,000 in respect to the value of unissued shares as liabilities for unissued shares and expensed $25,000 as stock-based compensation as part of consulting expenses. At March 31, 2019 the shares remained unissued.

11. SUBSEQUENT EVENTS

On April 12, 2019, the Company entered in a Convertible Promissory Note with Auctus Fund LLC in the amount of $57,000. The note is unsecured, bears interest at 12% per annum, and matures on January 12, 2020.

On April 22, 2019, the Majority Preferred Series B Shareholders of the Company, owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to accomplish the Reverse Split of the Corporation’s issued and outstanding shares of 1 for 3,000 of Common Stock having a par value of $0.001 per share. The Board believes that the Articles of Amendment better reflects the nature of the Company’s anticipated operations. On April 23, 2019, the Company filed Schedule PRE 14C with the Securities and Exchange Commission and is now on a twenty-business day waiting period to file the Schedule 14C.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three ended March 31, 2019. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2018 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019 and audited financial statements for the year ended December 31, 2018, along with the accompanying notes, as filed with the Securities and Exchange Commission on Form 10-K on April 15, 2019.

Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues:

The Company’s revenues were $971 for the three months ended March 31, 2019 compared to $968 for the three months ended March 31, 2018.

Cost of Sales:

The Company’s cost of sales was $558 for the three months ended March 31, 2019, compared to $432 for the three months ended March 31, 2018. The increase was due to a higher price per product.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2019, and March 31, 2018, were $37,745 and $482,482, respectively. The decrease was primarily attributable to consulting fees accrued during the three months ended March 31, 2018. There were no new consulting agreements executed during the three months ended March 31, 2019.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2019, and March 31, 2018, was $(162,762) and $(3,472,158), respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the three months ended March 31, 2019, was $200,094 compared with $3,954,104 for the three months ended March 31, 2018. The decreased net loss can be explained by the decrease in operating expenses, and the gain in fair value of the derivative instruments in the three months ended March 31, 2019.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31, 2019	December 31, 2018
	$	$
Current Assets	20,627	31,600
Current Liabilities	2,793,078	2,791,251
Working Capital (Deficit)	(2,772,451)	(2,759,651)

As of March 31, 2019, we had $2,930 and $20,627 in cash and total assets, as well as $2,793,078 in total liabilities as compared to $10,640 and $31,600 in cash and total assets, and $2,791,251 in total liabilities as of December 31, 2018. The decrease in assets was due to a decrease in borrowings. The increase in total liabilities was primarily attributed to the to increase in accounts payable and note payable accrued interest.

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

	March 31, 2019 $	March 31, 2018 $
Cash Flows from (used in) Operating Activities	(20,210)	(485,290)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	12,500	491,568
Net Increase (decrease) in Cash During Period	(7,710)	6,278

During the three months ended March 31, 2019, cash used in operating activities was $(20,210) compared to $(485,290) for the three months ended March 31, 2018. The decrease primarily resulted from a decrease in convertible notes executed and from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities as well as the interest expense incurred on the convertible debt.

During the three months ended March 31, 2019 cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2018.

During the three months ended March 31, 2019, cash from financing activity was $12,500 compared to $491,568 for the three months ended March 31, 2018. The decrease in cash from financing activity primarily resulted from a decrease in the proceeds from convertible debt during the three months ended March 31, 2019.

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

None.

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

VET ONLINE SUPPLY, INC.

Date:	May 20, 2019	By:	/s/ Daniel Rushford
		Name:	Daniel Rushford
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director