Form 10-Q
period 2019-06-30
Vet Online Supply Inc
filed 2019-08-14
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 12, 2019, there were 1,942,319  shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.   For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 15, 2018.

REPORTED IN UNITED STATES DOLLARS

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$903	$10,640
Inventory	17,440	17,960
Prepaid expenses	—	3,000
Other current assets	52	—
Total Current Assets	18,395	31,600

TOTAL ASSETS	$18,395	$31,600

LIABILITIES
Current Liabilities:
Accounts payable	$571,394	$567,250
Convertible notes payable, interest	140,402	61,586
Convertible notes payable, net of discount	757,089	555,224
Deferred revenue	—	82
Derivative liabilities	1,189,195	1,426,982
Liability for unissued shares	150,825	150,825
Related party liabilities	64,351	29,267
Sales tax payable	51	35
Total Current Liabilities	2,873,307	2,791,251

Total Liabilities	2,873,307	2,791,251

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series A: $0.001 par value; 2,000,000 shares authorized	—	—
0 shares issued and outstanding at June 30, 2019 and December 31, 2018
Preferred stock, Series B: $0.001 par value; 10,000,000 shares authorized	1	1
1.000 shares issued and outstanding at March 31, 2019
1,000 shares issued and outstanding at December 31, 2018
Common stock, $0.001 par value; 50,000,000,000 authorized	1,942	1,498
1,942,319 shares issued and outstanding at June 30, 2019 (1)
1,498,038 shares issued and outstanding at December 31, 2018 (1)
Additional paid in capital	6,858,915	6,672,064
Accumulated deficit	(9,715,770)	(9,433,214)
Total Shareholders’ Equity (Deficit)	(2,854,912)	(2,759,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$18,395	$31,600

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-three thousand reverse stock split that was made effective on April 22, 2019. See Note 7.

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Sales	$395	$2,046	$1,365	$3,014
Cost of sales	289	1,093	847	1,525
Gross profit (loss)	106	953	518	1,489

Operating expenses:
Consulting fees	12,568	196,762	26,228	606,593
G&A expenses	6,443	12,712	13,126	46,204
Professional fees	35,297	36,769	43,697	66,929
Salaries and wages	9,000	9,000	18,000	18,000
Total Operating expenses	63,308	255,243	101,051	737,726

Loss from operations	(63,202)	(254,290)	(100,533)	(736,237)

Other income (expense):
Gain (loss) on derivative liability valuation	137,586	405,673	178,912	(2,745,197)
Interest expenses	(156,847)	(392,901)	(360,935)	(714,188)
Total other income/expenses	(19,261)	12,772	(182,023)	(3,459,385)

Net loss before income taxes	(82,463)	(241,518)	(282,556)	(4,195,622)
Income tax expense	—	—	—	—
Net loss	$(82,463)	$(241,518)	$(282,556)	$(4,195,622)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	1,942,319	752,071	1,839,476	582,015
Net loss per common share	(0.04246)	(0.3211)	(0.15361)	(7.2088)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-three thousand reverse stock split that was made effective on April 22, 2019. See Note 7.

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018 (unaudited)

	Preferred Stock					Additional		Total
	Series B		Common Stock (1)		Treasury	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of March 31, 2018	1,000	$1	731,950	$732	$—	$5,540,560	$(8,818,710)	$(3,277,417)
Conversion of promissory notes to stock	—	—	113,769	114	—	385,083	—	385,197
Common stock issued for services	—	—	90	0	—	486	—	486
Net loss	—	—	—	—	—	—	(241,518)	(241,518)
Balance as of June 30, 2018	1,000	$1	845,809	$846	$—	$5,926,129	$(9,060,228)	$(3,133,252)

Balance as of December 31, 2017	1,000	$1	223,070	$223	$19	$3,904,473	$(4,864,606)	$(959,890)
Conversion of promissory notes to stock	—	—	548,983	549	—	1,982,572	—	1,983,121
Preferred shares returned to treasury cancelled	—	—	—	—	(19)	19	—	—
Common stock warrants issued by cashless exercise	—	—	66,508	67	—	(67)	—	—
Common stock issued for services	—	—	7,248	7	—	39,132	—	39,139
Net loss	—	—	—	—	—	—	(4,195,622)	(4,195,622)
Balance as of June 30, 2018	1,000	$1	845,809	$846	$—	$5,926,129	$(9,060,228)	$(3,133,252)

Balance as of March 31, 2019	1,000	$1	1,942,319	$1,942	$—	$6,858,916	$(9,633,307)	$(2,772,449)
Net loss	—	—	—	—	—	—	(82,463)	(82,463)
Balance as of June 30, 2019	1,000	$1	1,942,319	$1,942	$—	$6,858,916	$(9,715,770)	$(2,854,912)

Balance as of December 31, 2018	1,000	$1	1,498,038	$1,498	$—	$6,672,064	$(9,433,214)	$(2,759,651)
Conversion of promissory notes to stock	—	—	444,281	444	—	308,426	—	308,870
Derivative settlements	—	—	—	—	—	(121,575)	—	(121,575)
Net loss	—	—	—	—	—	—	(282,556)	(282,556)
Balance as of June 30, 2019	1,000	$1	1,942,319	$1,942	$—	$6,858,915	$(9,715,770)	$(2,854,912)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-three thousand reverse stock split that was made effective on April 22, 2019. See Note 7.

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2019	2018
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(282,556)	$(4,195,622)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	275,598	625,679
New derivatives recorded as loan fees	45,498	3,984,178
Change in derivative liability	(224,411)	(1,238,982)
Common stock issued for services	—	49,389
Decrease (increase) in operating assets
Inventory	520	(38,805)
Prepaid expenses	3,000	(1,000)
Other assets	(52)	—
Increase (decrease) in operating liabilities
Accounts payable	4,144	45,413
Accrued interest	85,254	78,259
Deferred revenue	(82)	—
Sales tax payable	16	29
Net cash used in operating activities	(93,071)	(691,462)

Cash flows from investing activities

Cash flows from financing activities:
Proceeds from convertible notes payable, net	48,250	711,250
Proceeds from (payments to) related parties, net	35,084	9,918
Proceeds from promissory notes payable	—	—
Net cash provided (used) by financing activities	83,334	721,168

Net increase (decrease) in cash	(9,737)	29,706

Cash, beginning of year	10,640	16,820
Cash, end of year	$903	$46,526

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

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

On April 22, 2019, the Company approved the authorization of a 1 for 3,000 reverse stock split of the Company’s outstanding shares of common stock. The Company’s financial statements have been retroactively adjusted for this stock split for all periods presented.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2019 and December 31, 2018 is $0.

Inventories

The Company is a manufacturer of premium CBD infused holistic pet products and as such will maintain inventory on site. The company directly drop ships to customers when ordered. The Company has wholesale distributors that purchase products in bulk inventory.

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

Advertising and Marketing Costs

The company provides website online marketing of its products, as well as wholesalers who market the product. The company also utilises various public press releases to provide public information about its product line and future products under development. Advertising and marketing costs are expensed as incurred for the three and six months ended June 30, 2019 were $1,085 and $3,800, respectively. ($5,850 – December 31, 2018).

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	June 30, 2019	December 31, 2018
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,189,195	$1,426,982
Total Financial Liabilities		$1,189,195	$1,426,982

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

3.	PREPAID EXPENSES

	June 30,	December 31,
	2019	2018
Prepaid expenses	$—	$3,000

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the six months ended June 30, 2019, the Company reclassed prepaid employee wages that were paid during the year ended December 31, 2018.

4.	CONVERTIBLE NOTES PAYABLE

As of June 30, 2019 and December 31, 2018, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2019	2018
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	31,500	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	31,285	47,373
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	175,000	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	90,000	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	100,000	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	75,000	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	25,000	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	25,750	25,750
Auctus Fund #9	57,000	4/12/2019	1/12/2020	12%	Variable	57,000	—
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	8,474	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	73,305	83,499
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	25,000	25,000
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	74,933	74,933
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
Power Up Lending #8	33,000	6/25/2018	4/15/2019	12%	Variable	—	33,000
						902,247	904,529
Debt discount						(133,446)	(313,258)
Financing costs./Original issue discount						(11,712)	(36,047)
Notes payable, net of discount						$757,089	$555,224

During the six months ending June 30, 2019, the Company received proceeds from new convertible notes of $48,250. The Company recorded no payments on their convertible notes, and conversions of $59,282 of convertible note principal. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). The Company also recorded amortization of $275,598 on their convertible note debt discounts and loan fees. As of June 30, 2019, the convertible notes payable are convertible into 6,545,274  shares of the Company’s common stock.

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

During the three months ended June 30, 2019 and 2018, the Company recorded interest expense of $44,669 and $18,910, respectively, on its convertible notes payable. During the three months ended June 30,2019 and 2018, the Company recorded conversions of $0 and $4,615, respectively of convertible note interest.

During the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $83,753 and $30,532, respectively, on its convertible notes payable. During the six months ended June 30, 2019 and 2018, the Company recorded conversions of $4,938 and $8,888, respectively of convertible note interest.  As of June 30, 2019 and 2018, the accrued interest balance was $140,402 and $27,877, respectively.

As of June 30, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

5.	DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the periods ending June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Balance, beginning of period	$1,426,982	$625,214
Initial recognition of derivative liability	108,198	5,441,395
Conversion of derivative instruments to Common Stock	(121,575)	(1,958,802)
Mark-to-Market adjustment to fair value	(224,410)	(2,680,825)
Balance, end of period	$1,189,195	$1,426,982

During the six months ended June 30, 2019 and 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $108,198 and $4,866,511, respectively.

During the six months ended June 30, 2019 and 2018, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $121,575 and $1,634,102, respectively.

For the three months ended June 30, 2019 and 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $183,084 and $813,302, respectively.

For the six months ended  June 30, 2019 and 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $224,410 and $1,238,982, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the six months ended June 30, 2019, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.71% - 2.44%, (2) term of 0.12 years – 5 years, (3) expected stock volatility of 185.7% - 568.21%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001, and (6) exercise price of $0.00005 - $0.03.

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

As of June 30, 2019, 2,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of December 31, 2018) and 1,000 Series B shares were issued and outstanding (1,000 shares as of December 31, 2018).

7.	COMMON STOCK

On March 15, 2018, the Company announced that its Board of Directors has determined that it is in the best interests of the Corporation to initiate a program  to reacquire certain shares of stock from its stockholders, and to thereafter retire said shares as non-voting Treasury stock. The Corporation has approved a Share Repurchase Program (the “Program”) to accomplish this. The Corporation hereby will make an offer of redemption to its shareholders in accordance with the terms of the Program. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Program does not obligate the Company to acquire any particular amount of stock, and the Program may be suspended or discontinued at any time at the Company’s discretion. The Company discontinued this program on June 30, 2019.

On March 27, 2018, the Company approved the issuance of 7,248 shares of the Company’s common stock for services provided by a consultant, in the form of stock awards which shall vest as of the date of grant.  The shares were valued at the fair market value on the date of grant totaling $39,139, which has been expensed as stock-based compensation as part of consulting expenses.

On April 30, 2018, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 25,000,000,000 to 50,000,000,000 with a par value of $0.001.

During the year ended December 31, 2018, the holders of convertible notes converted a total of $560,907 of principal, accrued interest, note fees and penalties into 1.201,212  shares of common stock. The common stock was valued at $2,519,708 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,958,802 worth of derivative liabilities, and $(1,083,929) was recorded as additional paid in capital.

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

During the six months ended June 30, 2019, the holders of convertible notes converted a total of $64,220 of principal and accrued interest, and $1,500 in note fees into 444,281  shares of common stock. The common stock was valued at $308,870 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $121,575 worth of derivative liabilities and $1,267,126 was recorded as additional paid in capital.

As of June 30, 2019 and December 31, 2018 there were 1,942,319 and 1,498,038  shares issued and ,outstanding, respectively.

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

On June 14, 2018, the Company executed a Common Stock Purchase Warrant for 16,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

On August 13, 2018, the Company executed a Common Stock Purchase Warrant for 12,500 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

On October 11, 2018, the Company executed a Common Stock Purchase Warrant for 8,333 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

On December 20, 2018, the Company executed a Common Stock Purchase Warrant for 8,583 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise.

During the year ended December 31, 2018, a warrant holder exercised the warrants and the Company issued 66,508 shares of common stock through a cashless exercise of the warrants.

On April 12, 2019, the Company executed a Common Stock Purchase Warrant for 19,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share for a term of five years. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise  .

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

8.	RELATED PARTY TRANSACTIONS

Mr. Matthew C. Scott, Director

On April 1, 2017, the Company expanded its board of directors to include Matthew C. Scott.  Concurrently, the Company entered into a consulting agreement with Mr. Scott for a term of one year, whereby Mr. Scott shall receive an annual fee of $100,000 payable in quarterly installments. Furthermore, effective April 1, 2017 the Company agreed to issue Mr. Scott 667 shares of restricted common stock for his services as a director. The shares upon issue will be held by the Company for a term of six months and are cancelable should Mr. Scott not serve in his capacity as director for a minimum term of six months.

The Company recorded $140,000 in share-based compensation in respect of the 667 shares issuable based on the fair market value on April 1, 2017, which has been recorded on the balance sheet as liabilities for unissued shares.  Furthermore, a total of $140,000 has been expensed in the year ending December 31, 2017 as stock-based compensation as part of consulting expenses. As of the date of this report, the shares have not been issued.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 25,000 restricted common shares to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,2000,000, based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

On April 1, 2018, the Company agreed to renew the Consulting Agreement dated April 1, 2017 for one year.

On November 8, 2018, Mr. Scott resigned as a Director and agreed to forfeit all stock and outstanding debts owed to him pursuant to his Consulting Agreement. The Company recorded a reduction  of $210,000 to accounts payable and unissued shares with a corresponding entry to additional paid in capital.

Mr. Samuel Berry, Director

On June 19, 2017, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter.

On June 19, 2017 the Board of Directors appointed Mr. Samuel Berry as Director.  For accepting the position of Director, Mr. Berry will receive 333 Shares of the Company’s common stock. Additionally, Mr. Berry will be paid $500 for each board meeting for which he is physically present.

The Company recorded $50,000 in respect to the value of 333 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses in the period ended June 30, 2017. As of the date of this report, the shares have not been issued.

On October 15, 2017, the Board of Directors of the Company approved the issuance of 25,000 restricted common to Samuel Berry to satisfy consulting fees of $50,000, pursuant his agreement dated June 19, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000 based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt on the statement of operations.

On June 19, 2019, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year .

During the six months ended June 30, 2019, the Company accrued $25,000 in consulting fees in connection to his agreement.

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

On November 13, 2017, the Company issued 8,333 restricted common shares for $25,000 in share-based compensation that were valued at $95,000 based on the market value on the date of issuance, and $70,000 was recorded as a loss on settlement of debt.

On January 2, 2018, the Company approved an increase in salary to $3,000 per month.

During the six months ended June 30, 2019, the Company accrued wages of $18,000 in connection with his agreement.

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

Operating loss carry forwards generated during the period from May 25, 2014 (date of inception) through June 30, 2019 of approximately $9,715,770 will begin to expire in 2034.   The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $2,040,312 at June 30, 2019.

All tax years since inception are open to examination by the Internal Revenue Service.

10.	COMMITMENTS AND CONTINGENCIES

(1).	IR Agreement

On March 28, 2017, the Company entered into an investor relations agreement with a third party, whereby the third party will provide advertising, promotional and marketing services for the Company between April 1, 2017 and July 1, 2017. In consideration of the foregoing services performed by the third party, the Company will pay a fee of 640 restricted shares on or before April 1, 2017. In addition, the third party will remain the owner of at least 1% of the company’s outstanding shares for a 1-year period. On April 1, 2018, the Company shall issue additional shares as necessary to bring the total number of shares paid to the third party to equal 1% of the outstanding shares of common stock as of 4/1/2018. In the event the Company does not issue the shares as required under this provision, the Company will be subject to a penalty of $5,000 per month until the shares are issued.

640 shares were issued on March 28, 2017 and valued at the fair market value on the date of grant totaling $96,000, which amount has been expensed as stock-based compensation as part of consulting expenses.

7,248 shares were issued on March 27, 2018 and valued at the fair market value on the date of grant totaling $39,139, which amount has been expensed as stock-based compensation as part of consulting expenses.

In respect to the investor relations agreement, 5 additional shares have been allocated for issuance effective May 16, 2017, and $825 has been expensed as stock-based compensation as part of consulting expenses due to 500 shares of common stock issued to a consultant.

The 5 shares were not issued as of June 30, 2019, and $825 is recorded on the balance sheet as liabilities for unissued shares.

(2).	Consultant Agreement

On January 24, 2018, the Company entered into a Consulting Agreement with BAS1. The Company has agreed to pay BAS1 a fee of $10,000 for a 30-day marketing awareness program.

As of June 30, 2019, the Company paid of $7,500 to the advisor in respect to this agreement.

(3).	Distribution Agreement

On February 23, 2018, the Company entered into an Exclusive Agreement for Distribution with a west coast distributor, whereby the distributor will exclusively distribute all Pet CDB Products owned by the Company. Furthermore, the distributor will purchase $3,000,000  of product at negotiable prices for a period of 24 months for distribution. As of June 30, 2019, this agreement is in affect.

On April 3, 2018, the Company agreed to enter in to a 12-month exclusive agreement with a west coast distributor, whereas the distributor has agreed to purchase $6.5M on Oral Pet Sprays from Vet Online Supply Inc. during the next 12 months. Vet Online Supply is allowing an exclusive agreement to purchase and place our CBD Pet products in California marijuana dispensaries through April 3, 2019. On April 3, 2019, the Company chose not to extended the agreement.

(4).	Consultant Agreement

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

As of June 30, 2019, the Company paid of $448,050 to the advisor in respect of these agreements. The balance due on these agreements is $151,950 and is due on or before December 31, 2019.

(5).	Consultant Agreement

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

The Company recorded $25,000 in respect to the value of unissued shares as liabilities for unissued shares and expensed $25,000 as stock-based compensation as part of consulting expenses. At June 30, 2019 the shares remained unissued.

11.	SUBSEQUENT EVENTS

On July 22, 2019, the Company appointed Samuel Berry as the Chief Financial Officer of the company. Mr. Berry was appointed as a Director on June 19, 2017.  For accepting the position of CFO, Mr. Berry will receive $45,000 annual salary.

On July 22, 2019, the Company entered in a Convertible Promissory Note with Auctus Fund LLC in the amount of $31,000. The note is unsecured, bears interest at 12% per annum, and matures on April 22, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three ended June 30, 2019. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2018 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2019 and audited financial statements for the year ended December 31, 2018, along with the accompanying notes, as filed with the Securities and Exchange Commission on Form 10-K on April 15, 2019.

Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues:

The Company’s revenues were $395 for the three months ended June 30, 2019 compared to $2,046 for the three months ended June 30, 2018.

Cost of Sales:

The Company’s cost of sales was $289 for the three months ended June 30, 2019 compared to $1,093 for the three months ended June 30, 2018. The decrease was due to fewer customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2019, and June 30, 2018 were $63,308 and $255,243, respectively. The decrease was primarily attributable to consulting fees accrued during the three months ended June 30, 2018. There were no new consulting agreements executed during the three months ended June 30, 2019.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2019 and June 30, 2018 was $(19,261) and $12,772, respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the three months ended June 30, 2019 was $82,463 compared with $241,518 for the three months ended June 30, 2018. The decreased net loss can be explained by the decrease in operating expenses, and the gain in fair value of the derivative instruments in the three months ended June 30, 2019.

Results for the Six months Ended June 30, 2019 Compared to the Six months Ended June 30, 2018

Revenues:

The Company’s revenues were $1,365 for the six months ended June 30, 2019 compared to $3,014 for the six months ended June 30, 2018.

Cost of Sales:

The Company’s cost of sales was $847 for the six months ended June 30, 2019 compared to $1,525 for the six months ended June 30, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2019 and June 30, 2018 were $101,051 and $737,726, respectively. The decrease was primarily attributable to consulting fees accrued during the six months ended June 30, 2018. There were no new consulting agreements executed during the six months ended June 30, 2019.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2019 and June 30, 2018 was $(182,023) and $(3,459,385), respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the six months ended June 30, 2019 was $282,556 compared with $4,195,622 for the six months ended June 30, 2018. The decreased net loss can be explained by the decrease in operating expenses, and the gain in fair value of the derivative instruments in the six months ended June 30, 2019.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30, 2019	December 31, 2018
	$	$
Current Assets	18,395	31,600
Current Liabilities	2,873,307	2,791,251
Working Capital (Deficit)	(2,854,912)	(2,759,651)

As of June 30, 2019, we had $903 and $18,395 in cash and total assets, as well as $2,873,307 in total liabilities as compared to $10,640 and $31,600 in cash and total assets, and $2,791,251 in total liabilities as of December 31, 2018. The decrease in assets was due to a decrease in borrowings. The increase in total liabilities was primarily attributed to the increase in accounts payable and note payable accrued interest.

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

	June 30, 2019 $	June 30, 2018 $
Cash Flows from (used in) Operating Activities	(93,071)	(691,462)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	83,334	721,168
Net Increase (decrease) in Cash During Period	(9,737)	29,706

During the six months ended June 30, 2019, cash used in operating activities was $(93,071) compared to $(691,462) for the six months ended June 30, 2018. The decrease primarily resulted from a decrease in consulting fees and interest expenses in 2019.

During the six months ended June 30, 2019 cash used in investing activities was $0 compared to $0 for the six months ended June 30, 2018.

During the six months ended June 30, 2019, cash from financing activity was $83,334 compared to $721,168 for the six months ended June 30, 2018. The decrease in cash from financing activity primarily resulted from a decrease in the proceeds from convertible debt during the six months ended June 30, 2019.

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

VET ONLINE SUPPLY, INC.

Date:	August 14, 2019	By:	/s/ Daniel Rushford
		Name:	Daniel Rushford
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director