Form 10-Q
period 2019-09-30
Vet Online Supply Inc
filed 2019-11-13
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 1,943,330 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on April 15, 2019.

REPORTED IN UNITED STATES DOLLARS

VET ONLINE SUPPLY INC.
BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$5,468	$10,640
Inventory	17,375	17,960
Prepaid expenses	—	3,000
Other current assets	156	—
Total Current Assets	22,999	31,600

TOTAL ASSETS	$22,999	$31,600

LIABILITIES
Current Liabilities:
Accounts payable	$569,519	$567,250
Convertible notes payable, interest	189,143	61,586
Convertible notes payable, net of discount	826,820	555,224
Deferred revenue	—	82
Derivative liabilities	1,322,116	1,426,982
Liability for unissued shares	150,825	150,825
Related party liabilities	82,032	29,267
Sales tax payable	51	35
Total Current Liabilities	3,140,506	2,791,251

Total Liabilities	3,140,506	2,791,251

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	—	—
0 shares issued and outstanding at September 30, 2019 and December 31, 2018
Preferred stock, Series B: $0.001 par value; 10,000,000 shares authorized	1	1
1,000 shares issued and outstanding at September 30, 2019
1,000 shares issued and outstanding at December 31, 2018
Common stock, $0.001 par value; 50,000,000,000 authorized	1,942	1,498
1,942,319 shares issued and outstanding at September 30, 2019 (1)
1,498,038 shares issued and outstanding at December 31, 2018 (1)
Additional paid in capital	6,858,915	6,672,064
Accumulated deficit	(9,978,365)	(9,433,214)
Total Shareholders’ Equity (Deficit)	(3,117,507)	(2,759,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$22,999	$31,600

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-three thousand reverse stock split that was made effective on April 22, 2019. See Note 7.

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Sales	$156	$1,295	$1,521	$4,309
Cost of sales	73	675	920	2,200
Gross profit	83	620	601	2,109

Operating expenses:
Consulting fees	13,000	165,180	39,228	771,773
G&A expenses	3,357	7,323	16,482	53,528
Professional fees	10,749	8,400	54,446	75,329
Salaries and wages	9,000	9,000	27,000	27,000
Total operating expenses	36,106	189,903	137,156	927,630

Loss from operations	(36,023)	(189,283)	(136,555)	(925,521)

Other income (expense):
Gain (loss) on derivative liability valuation	(100,370)	814,310	78,541	(1,930,886)
Interest expenses	(126,202)	(374,760)	(487,137)	(1,088,949)
Total other income (expense)	(226,572)	439,550	(408,596)	(3,019,835)

Net income (loss) before income taxes	(262,595)	250,267	(545,151)	(3,945,356)
Income tax expense	—	—	—	—
Net income (loss)	$(262,595)	$250,267	$(545,151)	$(3,945,356)

Per share information
Weighted number of common shares outstanding, basic (1)	1,942,319	888,127	1,874,134	670,913
Net income (loss) per common share	(0.13520)	0.2818	(0.29088)	(5.8806)
Weighted number of common shares outstanding, diluted (1)	—	2,301,072	—	—
Net income (loss) per common share	—	0.1088	—	—

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock					Additional		Total
	Series B		Common Stock (1)		Treasury	Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Equity
Balance as of December 31, 2017	1,000	$1	223,070	$223	$19	$3,904,473	$(4,864,606)	$(959,890)

Conversion of promissory notes to stock	—	—	435,214	435	—	1,597,489	—	1,597,924
Preferred shares returned to treasury cancelled	—	—	—	—	(19)	19	—	—
Common stock warrants issued by cashless exercise	—	—	66,508	67	—	(67)	—	—
Common stock issued for services	—	—	7,158	7	—	38,646	—	38,653
Net loss	—	—	—	—	—	—	(3,954,104)	(3,954,104)
Balance as of March 31, 2018	1,000	1	731,950	732	—	5,540,560	(8,818,710)	(3,277,417)

Conversion of promissory notes to stock	—	—	113,769	114	—	385,083	—	385,197
Common stock issued for services	—	—	90	0	—	486	—	486
Net loss	—	—	—	—	—	—	(241,519)	(241,519)
Balance as of June 30, 2018	1,000	$1	845,809	$846	$—	$5,926,129	$(9,060,229)	$(3,133,253)

Conversion of promissory notes to stock	—	—	72,150	72	—	168,306	—	168,378
Net income	—	—	—	—	—	—	250,267	250,267
Balance as of September 30, 2018	1,000	$1	917,959	$918	$—	$6,094,435	$(8,809,962)	$(2,714,608)

Balance as of December 31, 2018	1,000	$1	1,498,038	$1,498	$—	$6,672,064	$(9,433,214)	$(2,759,651)

Conversion of promissory notes to stock	—	—	444,281	444	—	308,426	—	308,870
Derivative settlements	—	—	—	—	—	(121,575)	—	(121,575)
Net loss	—	—	—	—	—	—	(200,093)	(200,093)
Balance as of March 31, 2019	1,000	1	1,942,319	1,942	—	6,858,915	(9,633,307)	(2,772,449)

Net loss	—	—	—	—	—	—	(82,463)	(82,463)
Balance as of June 30, 2019	1,000	$1	1,942,319	$1,942	$—	$6,858,915	$(9,715,770)	$(2,854,912)

Net loss	—	—	—	—	—	—	(262,595)	(262,595)
Balance as of September 30, 2019	1,000	$1	1,942,319	$1,942	$—	$6,858,915	$(9,978,365)	$(3,117,507)

(1)	All common share amounts and per share amounts in the financial statements reflect the one-for-three thousand reverse stock split that was made effective on April 22, 2019. See Note 7.

The accompanying notes are an integral part of these financial statements

VET ONLINE SUPPLY INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2019	2018
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Net profit (loss)	$(545,151)	$(3,945,356)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	352,879	976,978
New derivatives recorded as loan fees	70,313	4,058,576
Change in derivative liability	(148,855)	(2,127,690)
Common stock issued for services	—	39,139
Liability for unissued shares due to agreements	—	25,000
Decrease (increase) in operating assets
Inventory	585	(38,332)
Prepaid expenses	3,000	—
Other assets	(156)	—
Increase (decrease) in operating liabilities
Accounts payable	2,269	108,041
Accrued interest	133,995	111,972
Deferred revenue	(82)	—
Sales tax payable	16	35
Net cash used in operating activities	(131,187)	(791,637)

Cash flows from investing activities

Cash flows from financing activities:
Proceeds from convertible notes payable, net	73,250	774,500
Proceeds from (payments to) related parties, net	52,765	9,918
Proceeds from promissory notes payable	—	—
Net cash provided (used) by financing activities	126,015	784,418

Net increase (decrease) in cash	(5,172)	(7,219)

Cash, beginning of year	10,640	16,820
Cash, end of year	$5,468	$9,601

Supplemental disclosures of cash flow information:
Stock issued for debt conversion	$64,220	$406,330

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

On July 1, 2019, the Company filed a Certificate of Amendment to increase the number of authorized Series A Preferred Stock to 30,000,000, with a par value of $0.001. Each share of Preferred Series A Stock shall have a value of $10 per share and will convert into common stock at the closing price of the common stock on the date of conversion. The Series A stock shall have no voting rights on corporate matters, unless and until the Series A shares are converted into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2019 and December 31, 2018 is $0.

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

Advertising and Marketing Costs

The company provides website online marketing of its products, as well as wholesalers who market the product. The company also utilises various public press releases to provide public information about its product line and future products under development. Advertising and marketing costs are expensed as incurred for the three and nine months ended September 30, 2019 were $200 and $4,000, respectively. ($5,850 – December 31, 2018).

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2019	December 31, 2018
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,322,116	$1,426,982
Total Financial Liabilities		$1,322,116	$1,426,982

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

3.	PREPAID EXPENSES

	September 30,	December 31,
	2019	2018
Prepaid expenses	$—	$3,000

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

During the nine months ended September 30, 2019, the Company reclassed prepaid employee wages that were paid during the year ended December 31, 2018.

4.	CONVERTIBLE NOTES PAYABLE

As of September 30, 2019 and December 31, 2018, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Amount	Note Date	Date	Rate	Rate	2019	2018
APG Capital #2	31,500	6/25/2018	6/25/2019	24%	Variable	31,500	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	31,285	47,373
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	175,000	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	90,000	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	100,000	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	24%	Variable	75,000	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	24%	Variable	25,000	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	24%	Variable	25,750	25,750
Auctus Fund #9	57,000	4/12/2019	1/12/2020	12%	Variable	57,000	—
Auctus Fund #10	31,000	7/22/2019	7/22/2020	12%	Variable	31,000	—
EMA Financial #2	50,000	12/15/2017	12/15/2018	24%	Variable	8,474	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	73,305	83,499
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	25,000	25,000
Emerging Corp #1	83,333	2/12/2018	2/11/2019	22%	Variable	74,933	74,933
Emerging Corp #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
Power Up Lending #8	33,000	6/25/2018	4/15/2019	12%	Variable	—	33,000
						933,247	904,529
Debt discount						(97,416)	(313,258)
Financing costs/Original issue discount						(9,011)	(36,047)
Notes payable, net of discount						$826,820	$555,224

During the nine months ending September 30, 2019, the Company received proceeds from new convertible notes of $73,250. The Company recorded no payments on their convertible notes, and conversions of $59,282 of convertible note principal. The Company recorded loan fees on new convertible notes of $14,750, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2018. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). The Company also recorded amortization of $352,879 on their convertible note debt discounts and loan fees. As of September 30, 2019, the convertible notes payable are convertible into 21,183,475,536  shares of the Company’s common stock.

During the nine months ending September 30, 2018, the Company received proceeds from new convertible notes of $774,500. The Company recorded no payments on their convertible notes, and conversions of $390,478 of convertible note principal. The Company recorded penalties of $47,727, of which $32,762 was converted into the Company’s common stock. The Company recorded loan fees on new convertible notes of $127,833, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2018. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 5). The Company also recorded amortization of $976,978 on their convertible note debt discounts and loan fees.

During the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $48,741 and $23,461, respectively, on its convertible notes payable. During the three months ended September 30,2019 and 2018, the Company recorded conversions of $0 and $6,964, respectively of convertible note interest.

During the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $132,495 and $52,495, respectively, on its convertible notes payable. During the nine months ended September 30, 2019 and 2018, the Company recorded conversions of $4,938 and $15,852, respectively of convertible note interest.  As of September 30, 2019 and 2018, the accrued interest balance was $189,143 and $42,876, respectively.

As of September 30, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

5.	DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the periods ending September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Balance, beginning of period	$1,426,982	$625,214
Initial recognition of derivative liability	165,563	5,441,395
Conversion of derivative instruments to Common Stock	(121,575)	(1,958,802)
Mark-to-Market adjustment to fair value	(148,854)	(2,680,825)
Balance, end of period	$1,322,116	$1,426,982

During the nine months ended September 30, 2019 and 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $165,563 and $5,049,659, respectively.

During the nine months ended September 30, 2019 and 2018, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $121,575 and $1,733,419, respectively.

For the nine months ended September 30, 2019 and 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $148,854 and $2,127,690, respectively.

During the three months ended September 30, 2019 and 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $57,365 and $183,148, respectively.

During the three months ended September 30, 2019 and 2018, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $0 and $99,317, respectively.

For the three months ended September 30, 2019 and 2018, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a loss(gain) on the derivative liability valuation of $75,555 and $(888,709), respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the nine months ended September 30, 2019, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.71% - 2.44%, (2) term of 0.12 years – 5 years, (3) expected stock volatility of 185.7% - 568.21%, (4) expected dividend rate of 0%, (5) common stock price of $0.0001, and (6) exercise price of $0.00005 - $0.03.

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

On July 1, 2019, the Company filed a Certificate of Amendment to increase the number of authorized Series A Preferred Stock to 30,000,000, with a par value of $0.001. Each share of Preferred Series A Stock shall have a value of $10 per share and will convert into common stock at the closing price of the common stock on the date of conversion. The Series A stock shall have no voting rights on corporate matters, unless and until the Series A shares are converted into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

As of September 30, 2019, 30,000,000 Series A Preferred shares and 10,000,000 Series B Preferred shares were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of December 31, 2018) and 1,000 Series B shares were issued and outstanding (1,000 shares as of December 31, 2018).

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

During the year ended December 31, 2018, the holders of convertible notes converted a total of $560,907 of principal, accrued interest, note fees and penalties into 1,201,212  shares of common stock. The common stock was valued at $2,519,708 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $1,958,802 worth of derivative liabilities, and $(1,083,929) was recorded as additional paid in capital.

On April 22, 2019, the Majority Preferred Series B Shareholders of the Company, owning a majority of the Company’s voting securities, approved a resolution authorizing the Company to amend the Articles of Incorporation to accomplish the Reverse Split of the Corporation’s issued and outstanding shares of 1 for 3,000 of Common Stock having a par value of $0.001 per share. The Company filed a Certificate of Amendment with an effective date of September 16, 2019.

During the nine months ended September 30, 2019, the holders of convertible notes converted a total of $64,220 of principal and accrued interest, and $1,500 in note fees into 444,281  shares of common stock. The common stock was valued at $308,870 based on the market price of the Company’s stock on the date of conversion. The issuance extinguished $121,575 worth of derivative liabilities and $1,267,126 was recorded as additional paid in capital.

As of September 30, 2019 and December 31, 2018 there were 1,942,319 and 1,498,038  shares issued and outstanding, respectively.

Warrants

The following table summarizes the activity related to warrants of the Company as of September 30, 2019:

Issue	Number of	Exercise Price	Remaining Life
Date	Warrants	per Share	(Years)
6/19/2017	17	0.03	2.72
6/4/2018	16,667	0.001	3.71
8/13.18	12,500	0.001	3.87
10/11/2018	8,333	0.001	4.03
12/20/2018	8,583	0.001	4.22
4/12/2019	19,000	0.001	4.53
7/22/2019	15,500,000	0.001	4.81

During the three months ended September 30, 2019, the Company issued 15,500,000 warrants, with an exercise price of $.001 in connection with a convertible note originating on July 22, 2019. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise. The warrants vest immediately and expire five years from the date of issuance.

During the three months ended September 30, 2018, the Company issued 12,500 warrants, with an exercise price of $.001 in connection with a convertible note originating on August 13, 2018. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise. The warrants vest immediately and expire five years from the date of issuance.

During the three months ended September 30, 2019 and 2018, there were no warrants exercised.

During the nine months ended September 30, 2019, the Company issued an aggregate of 15,519,000 warrants, with an exercise price of $.001 in connection with convertible notes executed on April 12, 2019 and July 22, 2019. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise. The warrants vest immediately and expire five years from the date of issuance.

During the nine months ended September 30, 2018, the Company issued an aggregate of 29,167 warrants, with an exercise price of $.001 in connection with convertible notes executed on June 4, 2018 and August 13, 2018. If the market price of one share of common stock is greater than the Exercise Price, the holder may elect to receive warrant shares pursuant to cashless exercise. The warrants vest immediately and expire five years from the date of issuance.

During the nine months ended September 30, 2019 and 2018, the Company issued 0 and 66,508, respectively, shares of common stock through a cashless exercise of the warrants.

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

On October 15, 2017, the Board of Directors of the Company approved the issuance of 25,000 restricted common shares to Matthew Scott to satisfy accrued fees of $50,000, pursuant his agreement dated April 1, 2017. The shares were issued on November 13, 2017 and were valued at $1,200,000, based on the market value on the date the shares were approved for issuance, and $1,150,000 was recorded as a loss on settlement of debt of the statement of operations.

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

The Company recorded $50,000 in respect to the value of 333 unissued shares as liabilities for unissued shares and expensed $50,000 as stock-based compensation as part of consulting expenses in the period ended September 30, 2017. As of the date of this report, the shares have not been issued.

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

On June 19, 2019, the Company agreed to renew the Consulting Agreement dated June 19, 2017 for one year .

During the nine months ended September 30, 2019, the Company accrued $37,500 in consulting fees in connection to his agreement and made payments of $1,000.

On July 22, 2019, the Company appointed Samuel Berry as the Chief Financial Officer of the company. Mr. Berry was appointed as a Director on June 19, 2017. For accepting the position of CFO, Mr. Berry will receive $45,000 annual salary. On September 1, 2019, the agreement was voided, and therefore no fees were accrued.

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

During the nine months ended September 30, 2019, the Company accrued wages and interest of $27,265 in connection with his agreement and made payments of $8,000.

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

Operating loss carry forwards generated during the period from May 25, 2014 (date of inception) through September 30, 2019 of approximately $9,978,365 will begin to expire in 2034. The Company applies a statutory income tax rate of 21%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $2,095,457 at September 30, 2019.

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

The 5 shares were not issued as of September 30, 2019, and $825 is recorded on the balance sheet as liabilities for unissued shares.

(2).	Consultant Agreement

On January 24, 2018, the Company entered into a Consulting Agreement with BAS1. The Company has agreed to pay BAS1 a fee of $10,000 for a 30-day marketing awareness program.

As of September 30, 2019, the Company paid of $7,500 to the advisor in respect to this agreement.

(3).	Distribution Agreement

On February 23, 2018, the Company entered into an Exclusive Agreement for Distribution with a west coast distributor, whereby the distributor will exclusively distribute all Pet CDB Products owned by the Company. Furthermore, the distributor will purchase $3,000,000  of product at negotiable prices for a period of 24 months for distribution. As of September 30, 2019, this agreement is in affect.

On April 3, 2018, the Company agreed to enter in to a 12-month exclusive agreement with a west coast distributor, whereas the distributor has agreed to purchase $6.5M on Oral Pet Sprays from Vet Online Supply Inc. during the next 12 months. Vet Online Supply is allowing an exclusive agreement to purchase and place our CBD Pet products in California marijuana dispensaries through April 3, 2019. On April 3, 2019, the Company chose not to extend the agreement.

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

During the nine months ended of September 30, 2019 and 2018, the Company paid $550 and $337,500, respectively, to the advisor in respect of these agreements.

As of September 30, 2019, the Company paid of $448,050 to the advisor in respect of these agreements. The balance due on these agreements is $151,950 and is due on or before December 31, 2019.

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

The Company recorded $25,000 in respect to the value of unissued shares as liabilities for unissued shares and expensed $25,000 as stock-based compensation as part of consulting expenses. At September 30, 2019 the shares remained unissued.

11.	SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2019. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2018 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2019 and audited financial statements for the year ended December 31, 2018, along with the accompanying notes, as filed with the Securities and Exchange Commission on Form 10-K on April 15, 2019.

Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues:

The Company’s revenues were $156 for the three months ended September 30, 2019 compared to $1,295 for the three months ended September 30, 2018.

Cost of Sales:

The Company’s cost of sales was $73 for the three months ended September 30, 2019 compared to $675 for the three months ended September 30, 2018. The decrease was due to fewer customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2019, and September 30, 2018 were $36,106 and $189,903, respectively. The decrease was primarily attributable to consulting fees accrued during the three months ended September 30, 2018. There were no new consulting agreements executed during the three months ended September 30, 2019.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2019 and September 30, 2018 was $(226,572) and $439,550, respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Income (Loss):

Net income (loss) for the three months ended September 30, 2019 was $(262,595) compared with $250,267 for the three months ended September 30, 2018. The increased net loss can be explained by the loss in fair value of the derivative instruments in the three months ended September 30, 2019.

Results for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues:

The Company’s revenues were $1,521 for the nine months ended September 30, 2019 compared to $4,309 the nine months ended September 30, 2018.

Cost of Sales:

The Company’s cost of sales was $920 for the nine months ended September 30, 2019 compared to $2,200 for the nine months ended September 30, 2018.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2019 and September 30, 2018 were $137,156 and $927,630, respectively. The decrease was primarily attributable to consulting fees accrued during the nine months ended September 30, 2018. There were no new consulting agreements executed during the nine months ended September 30, 2019.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2019 and September 30, 2018 was $(408,596) and $(3,019,835), respectively. Other income (expense) consisted of gain or loss on derivative valuation and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the nine months ended September 30, 2019 was $545,151 compared with $3,945,356 for the nine months ended September 30, 2018. The decreased net loss can be explained by the decrease in operating expenses, and the gain in fair value of the derivative instruments in the nine months ended September 30, 2019.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30, 2019	December 31, 2018
	$	$
Current Assets	22,999	31,600
Current Liabilities	3,140,506	2,791,251
Working Capital (Deficit)	(3,117,507)	(2,759,651)

As of September 30, 2019, we had $5,468 and $22,999 in cash and total assets, as well as $3,140,506 in total liabilities as compared to $10,640 and $31,600 in cash and total assets, and $2,791,251 in total liabilities as of December 31, 2018. The decrease in cash was due to a decrease in customer orders. The increase in total liabilities was primarily attributed to the increase in accounts payable and note payable accrued interest.

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

	September 30, 2019 $	September 30, 2018 $
Cash Flows from (used in) Operating Activities	(131,187)	(791,637)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	126,015	784,418
Net Increase (decrease) in Cash During Period	(5,172)	(7,219)

During the nine months ended September 30, 2019, cash used in operating activities was $(131,187) compared to $(791,637) for the nine months ended September 30, 2018. The decrease primarily resulted from a decrease in consulting fees and interest expenses in 2019.

During the nine months ended September 30, 2019 cash used in investing activities was $0 compared to $0 for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, cash from financing activity was $126,015 compared to $784,418 for the nine months ended September 30, 2018. The decrease in cash from financing activity primarily resulted from a decrease in the proceeds from convertible debt during the nine months ended September 30, 2019.

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

VET ONLINE SUPPLY, INC.

Date:	November 13, 2019	By:	/s/ Daniel Rushford
		Name:	Daniel Rushford
		Title:	President, Chief Executive Officer, Chief Financial Officer, Director