Form 10-K
period 2019-12-31
BrewBilt Manufacturing Inc.
filed 2020-04-14
CIK 1641751

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BrewBilt Manufacturing Inc.
(Exact name of registrant as specified in its charter)

www.brewbilt.com

Vet Online Supply, Inc.
(Prior name of registrant)

Florida	000-55787	47-0990750
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 Spring Hill Road #10
Grass Valley, CA 95945
(Address of principal executive offices)

(530) 802-5023
(Registrant’s telephone number, including area code)

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

As of March 31, 2020, the Registrant had 34,595,672 shares of common stock issued and outstanding.

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

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this Annual Report, the terms “we,” “us,” “Company,” “our”, and “BrewBilt” mean BrewBilt Manufacturing, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Company Overview

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel. Founded in 2014, the company began in a backyard shop by Jeff Lewis with a vision of creating a profitable company in “Rural America” by hiring excellent personnel, designing and fabricating products to exceed customer’s expectations and compensating craftsmen with living wages and profit sharing to financially sustain their families within the community. Mr. Lewis has 15+ years of experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works, a nationally recognized manufacturer of craft beer brewing equipment located in the Northwest. The Company has grown from 3 employees in 2015 to 9 in 2017.

BrewBilt has been built by having strong relationships with local suppliers of raw materials, equipment and services in California, an aggressive referral network of satisfied customers nationwide, and an Advisory Board consisting of successful business leaders that provide valuable product feedback and business expertise to management. The craft brewing & spirits industries continue to grow worldwide. California is where craft brewing began and now has over 900 operating breweries – being centrally located in this booming market was a large draw for BrewBilt to locate its manufacturing facility in the Sierra foothills.

All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food & beverage processing, the company is now building systems that are pharmaceutical grade for clients involved in distillation for the cannabis and hemp industries, thus making the revenue potential much greater. BrewBilt buys materials and components mostly from California suppliers which enables them to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the country. The company is aggressively pursuing international orders and has held meetings with the Center for International Trade Development and U.S. Commercial Service to develop international opportunities. Presently, a great deal of sales interest in coming from Mexico, Japan, Europe and Australia.

BrewBilt competes against a number of companies, most of which are selling mass produced equipment from China made from less costly inferior quality Chinese steel which often is neither food nor pharmaceutical grade quality. While this broader market is very competitive, there continues to be little competition and strong market demand for higher quality, custom designed, hand crafted and integrated systems that BrewBilt produces.

In July of 2016, BrewBilt moved from the small facility in Nevada City, CA to lease an eight thousand (8,000) square foot manufacturing facility in Grass Valley, CA. This facility was purchased by BrewBilt in January 2018 and upgraded with substantial tenant improvements. BrewBilt is prepared to expand again by leasing an additional seventy-six hundred (7,600) square feet in the same facility. BrewBilt obtains the majority of its leads through customer referrals and from online marketplaces. The company’s website is being expanded for online sales to include online educational/marketing videos that feature the company and its expanded integrated product line for the cannabis and hemp industries. BrewBilt has also created distribution sales agreements with individuals and companies to represent BrewBilt in both the domestic and international markets.

The former company, Vet Online Supply© continues to engage in the online sale of its own holistic product line for pets. These are holistic pet products designed to help with arthritis, compromised immune systems, stress responses, aggression and digestive issues and may also be useful in treating acute ailments like sprains and strains, torn ligaments, bone breaks and even during post-operative care to reduce swelling, pain and stiffness. The Vet Online web-based eCommerce platform will continue to offer products for the next 12 months to further evaluate the efficacy in continuing its operations within the pet industry. The website offers our existing clients the ability to purchase our products by placing their order any time of day at their convenience.

Merger Transaction

On November 22, 2019, Vet Online Supply and Brewbilt Manufacturing (“BrewBilt”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby Brewbilt merged with and into Vet Online Supply, with BrewBilt remaining as the surviving entity (the “Merger”). Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with BrewBilt as the accounting acquirer.

Pursuant with the Merger Asset Purchase Agreement, the Board of Directors has authorized that BrewBilt shall sell, assign and transfer all of its right, title and interest to its IP, fixed assets and “know how” to the Company (collectively, the “Seller’s Assets”). Vet Online Supply and BrewBilt mutually agree that BrewBilt will assign certain assets and provide the “Know-How” regarding the designing and building of the finest craft brewing equipment in the industry today. As consideration for the IP, fixed assets and the “Know -How”, the Company shall issue, or cause to be issued, $5,000,000 worth of Preferred Series A Stock (PAR $.001) within thirty (30) days from the date of the agreement. The number of Preferred Series A shares to be issued is 500,000 shares at a price of $10.00 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for VTNL. BrewBilt has designated that the said stock be issued in the name of its President, Jeffrey Lewis.

The Board of Directors dismissed Daniel Rushford as an officer and director, specifically as the Chief Executive Officer, Chairman of the Board, and Corporate (President) of the Company effective November 22, 2019. Effective November 22, 2019, Daniel Rushford will have a new revised Employment Agreement which appoints him as Manager of the CBD Pet Supply Division, a non-director/officer position which includes returning to Treasury 1,000 Preferred Series B Control Shares, and an annual salary of $36,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

The Board of Directors appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company, effective November 22, 2019. Jeffrey will be provided an Employment Agreement that includes the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

Jeffrey Lewis is 46 years old. As the founder of BrewBilt Manufacturing, LLC, a multiple million-dollar sales and manufacturing company, he has 15 years of experience managing engineering, design and fabrication teams that custom design and fabricate integrated stainless steel distillation and brewing systems for the beverage, pharmaceutical, cannabis and hemp industries. Mr. Lewis has been a part of the design team which builds CBD cold-water and alcohol -based extraction systems in the US, and he will take charge of VTNL, and continue to drive his products into both the cannabis and brewing markets.

Our Market Opportunity

The craft beer industry offers a value of $26 billion in the United States, yet it is still an area of the economy which offers untapped potential. It is one of the fastest-growing segments of the beverage manufacturing industry today. The amount of consumer interest has been nothing short of incredible. Growth rates in sales, employment opportunities, and the total volume of beer produced have all been in double-digit percentages since 2010.

At a time when the overall beer industry saw a decrease in sales of 1% in 2017, the craft beer industry saw 5% growth. 70% of the volume that is produced by active breweries for the industry provide regional sales in the United States. 22% of the organizations are classified as microbreweries. Approximately 6% are brewpubs, while 1% list themselves as a contract brewing organization.

In 2017, there were over 196 million barrels of beer produced for sale in the United States. This volume was a 1.2% decrease from the year before. The craft beer industry still saw a 5% increase in volume as well, producing 24.8 million barrels of beer.

There are four distinct craft beer industry market segments: microbreweries, brewpubs, contactor brewers, and regional crafters. Home-brewers are sometimes grouped in with this data as well.

Essential Craft Beer Industry Statistics

California had the largest output for the craft beer industry and 2016, offering $7.3 billion in total impact. Pennsylvania finished in second during the year, with a $5.8 billion impact. They were followed by Texas ($4.5 billion), New York ($3.4 billion), and Florida ($3.1 billion). The overall beer market in the United States has a value of $111.4 billion. Although the craft beer segment has a 12.7% share of the total volume in the country, it represents over 20% of the total dollar sales that were achieved in 2017. The dollar sales growth of craft beer products in the United States was 8% in 2017. In 2017, even though there were almost 1,000 new brewery openings which occurred in the United States, there were also 165 closures that happened. This figure represents a closing rate of 2.6%, which is a 42% increase over 2016 figures one 116 craft breweries shut their doors. Adults in the United States consume an average of 26.9 gallons of beer each year, according to the National Beer Wholesalers Association. About one out of every four registered breweries in the United States are listed as a brewpub. That means the products they create for consumers are meant for direct sales that occur on their premises. The average brewery with this classification will produce about 1,000 barrels of beer each year. 95% of the breweries which are operating in the United States today produced less than 15,000 barrels of beer each year. That classifies the operation as a microbrewery if 75% or more of the beer the company produces is sold off-site About 40% of the sales that occur each year for the craft beer industry happen during the months of June, July, or August. Almost 90% of adults over the age of 21 in the United States live within 10 miles of at least one brewery. Most of these operations qualify as a craft beer producer. There are more than 700 different craft breweries operating in California right now, making it the largest source of products for the industry today.

The most popular variety of craft beer that is currently produced by the industry is India Pale Ale, or IPA, which contributes over $1 billion in sales each year. The top three craft beer brands in the United States in 2017 were Sierra Nevada, Samuel Adams, and Blue Moon. The brands with the highest levels of sales growth were Deschutes, Lagunitas, and Goose Island. There are over 135,000 employees working right now in small brewing businesses which support the craft beer industry in the United States. That was an increase of 6,000 positions from the year before. Vermont is the U.S. state with the highest number of craft beer breweries per capita, with 11.5 currently listed as operational. 14% of Americans say that they drink at least one beer every week. 57% of Millennials who count themselves as beer drinkers say that they consume a craft beer weekly. Colorado is the third-largest provider of craft beer products in the United States. There are currently 348 craft breweries operational, creating an economic impact of $3.03 billion each year. Over 1.5 million barrels of craft beer are produced there each year. 6% of adults over the age of 21 say that they consume at least one beer every day. 1 in 4 households which drink beer will include their favorite beverage with their holiday meal plans, especially during Thanksgiving and Christmas. 1 in 5 households say that they like to include a beer as their beverage when making a home cooked meal to consume. There are more than 4,000 different brewers in the United States which have made the decision to adopt the independent craft brewer seal. This figure represents about 85% of the volume that the craft beer industry produces each year at every level of sales, from local to national. Only 5% of the active breweries which fit the definition of a craft beer producer are not reinvesting their tax savings from recent legislative changes into their business. Most are trying to hire new employees, purchase equipment to expand their product line, or improve the benefits they have available to their workers. Some are even increasing the amount of money they give to charity. There were almost 400 IPA entries in 2018 during the Great American Beer Festival®, making it one of the competition’s most popular categories. 80% of the breweries that made the list of Top 50 beer producers in the United States qualify as being part of the craft beer industry. The three best new craft breweries in terms of total dollar sales in 2016 all came from Texas. Austin Beer Works, Live Oak Brewing Company, and Eighth Wonder Brewery combined to earn over $1.2 million in sales from their products. Half of adult beer drinkers in the United States say that they make their purchasing decisions based on the quality of the products that are available to them instead of shopping by price alone.

Since 2014, craft beer production in the United States has risen in total sales by 5.7%. Through 2018, the number of active businesses in the industry has grown by 14.1%, while the number of employment opportunities has increased by 9.2%. Every one of the 50 states in the U.S., and just over 25% of the 3,143 counties that are in the country have at least one operational brewery which supports the craft industry. In Loudoun County, which is about 30 miles outside of Washington, DC, 10 of the 12 breweries that were in business in 2016 had opened their doors since 2012. Out of the 2,802 craft breweries that were registered in the County Business Patterns program as of 2016, over 2,600 of them had 49 or fewer employees. Not a single state in the U.S. saw a decline in the overall number of breweries that were operational between 2012-2016.

Since 2016, the total number of breweries that are currently operational in California have doubled. Clark County, Washington saw the largest overall increase of craft breweries in 2016, with 13 different businesses opening their doors to start production activities. Adams County, Colorado came in second with 6, tied with Will County, Illinois, Hampshire County, Massachusetts, and Monmouth County, New Jersey. Although the number of breweries and employment opportunities continue to rise in the United States, the average wages for workers in this industry are declining. The average employee earned $969 per week in 2016 compared to $1,293 per week in 2006. The craft beer industry, in combination with macrobreweries, were responsible for over 50% of the employment opportunities gained in the area of beverage manufacturing in the United States between 2010-2016. 25% of the jobs which are available in the beverage manufacturing sector involve craft beer or macrobrewery employment.

Approximately 240 million Americans are of legal drinking age today, which represents a potential market of 73% of all individuals. About 36% of these adults say that they never consume alcohol. 83% of the beer that Americans drink each year comes from a domestic brewery. In 2014, the craft beer industry was able to have its first year where it made an economic impact of over $1 billion. The average craft brewery in the United States employs about 2 workers, earning revenues of approximately $1.4 million per year. Although the states in the southeast represent 25% of the population base in the U.S., only 15% of craft breweries decide to open their doors in this region. In 2018, about 40% of consumers said that they drink craft beer each year, with 68% of the customers being men. Only 14% of the industry customers identify with a racial or ethnic minority, which means there are numerous opportunities to expand into different demographics. 65% of households in the United States say that they support the idea of having a craft brewery in their neighborhood. Only 46% of people say that they support extending the tax breaks for the craft brewing industry beyond 2019 when they are scheduled to sunset. 38% of people who are active in the craft beer industry said that the aluminum tariffs implemented by the Trump administration will have a negative impact on their business. 13% of industry professionals thought that tariffs placed on China and Canada could actually benefit their business. 74% of craft beer industry professionals say that they are in favor of posting nutritional and calorie information for their products. 47% of consumers who identify themselves as craft beer drinkers say that they prefer a crisp beer which is balanced and clean between malt and hop flavors. American lager, wheat ale, kolsch, and blonde ale represented 40% of the craft beer industry’s growth volume in 2018. When asked what type of alcohol-based beverage that they preferred, 40% of consumers in 2017 said that beer was their first choice. Wine has consistently placed second since 2002. The craft a brewing industry in the United States contributed over $76 billion of economic impact to the American economy in 2017. This figure represents direct and indirect employment opportunities for more than 500,000 people. Wholesalers, retailers, and breweries are all included in this data. The top 5 states for output in the craft beer industry totaled more than $27 billion in 2017.

Industry Overview

In 2008, there were just over 1,500 breweries in the United States. As of late 2018, there were 7,450+ breweries in America. That’s growth of nearly 500% in ten years – for a market that had been stagnant for decades. Millennials interest in craft beer and microbreweries in a staple of its generation and the trend isn’t slowing down. From 2017 to 2018, nearly 1,000 new breweries opened in the US. Combine that with the rise of brewpubs, home-brewing kits, and the overall microbrewery culture and the numbers become even more impressive.

Recent U.S. Brewery Count

	2014	2015	2016	2017	2018	2017 to 2018 % Change
Craft	3,814	4,628	5,539	6,490	7,346	+13.2
Regional Craft Breweries	135	178	186	202	230	+13.9
Microbreweries	2,076	2,626	3,251	3,933	4,522	+15.0
Brewpubs	1,603	1,824	2,102	2,355	2,594	+10.1
Large/Non-Craft	46	44	67	106	104
Total U.S. Breweries	3,869	4,672	5,606	6,596	7,450	+12.9

Here are the leading statistics that show the explosion and continued growth of craft beer and breweries in 2019:

Overall U.S. beer volume sales were down 1% in 2018, whereas craft brewer sales continued to grow at a rate of 4% by volume, reaching 13.2% of the U.S. beer market by volume. Craft production grew the most for microbreweries.

Retail dollar sales of craft increased 7%, up to $27.6 billion, and now account for more than 24% of the $114.2 billion U.S. beer market.

These statistics use the craft brewer definition of small and independent brewer. More up-to-date statistics and analysis can be found in the insights and analysis section of the website.

Historical Craft Brewery Production by Category

Craft Beer Statistics

Craft beer made up for 24 percent of the total US beer sales market in 2018. Retail craft beer sales hit $27.6B in 2018, up 7 percent from the previous year. Craft beer sales by volume were up 3.9 percent in the previous year, while overall beer sales were slightly down by .8 percent. Craft beer sales by volume made up 13.2 percent of the overall beer marketplace share. Blue Moon was the leading craft-beer brand in 2018 at $338M. The most popular craft-beer type in the US is the IPA.

Microbrewery Statistics

In 2018 there were 7,450 overall breweries in the US including brewpubs, microbreweries, and regional breweries. a 411% increase in overall breweries in the US. In 2018 there were 4,522 microbreweries in the US, making up nearly 61% of the total brewery market share. Since 2010, there has been a 729% increase in microbreweries in the US. In 2018, 1,049 new craft breweries opened while 219 closed. Almost a quarter of US breweries were classified as brewpubs that only brew beer for direct-to-consumer sale on brewery-restaurant premises. California has the most active breweries of any state in the US at 1,236. California also led the US in terms of total economic impact of their breweries at $7.3B. Mississippi has the fewest breweries of any state in the US at 19. Vermont has the most breweries per capita at 11.5. Vermont also produces most pints per capita at 151.2. Montana and Maine are tied at 2nd on the list of most breweries per capita at 9.6. Colorado leads the US in terms of economic impact per capita $764, with Maine in second at $667. Over 90% of Americans live within 10 miles of a craft brewery.

U.S. Craft Brewery Count by Category

Craft Beer Industry Trends and Analysis

Although the interest in the craft beer industry is far from gone, the opportunities for growth for new businesses may have already peaked. With thousands of new breweries operating across the United States and around the world, the market is becoming increasingly crowded with multiple products in all economies. Although saturation may still be sometime away, it is inevitable that there will be an increasing level of pullback that occurs as the industry matures.

The amount of deceleration that the craft beer industry experiences will likely be dependent upon how many consumers decide to shift from a macro-brewery to products to items produced by the firms which are able to survive. There is already a steep drop occurring for the largest beverage manufacturers in the sector, which means the most established names and highest quality products have an opportunity to continue growing at an impressive rate.

Industrial brewers have already taken notice of this trend. Anheuser-Busch InBev purchased Goose Island in 2011 for about $39 million, which was their first of numerous acquisitions that are similar. Large companies have numerous ways to push into the market instead of only relying on the pull of consumers.

Even then, we still anticipate a 5-year growth pattern averaging 4% annually through 2024, with the potential to extend that influence through to a 10-year forecast as well. Consumers are asking for better products with more flavor choices today, which means the craft beer industry is in the perfect position to cash in on this trend.

Historical U.S. Brewery Count

Slide the bar at the top of the graph to see number of breweries from 1873 to present day.

Current Operations

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel. Founded in 2014, the company began in a backyard shop by Jeff Lewis with a vision of creating a profitable company in “Rural America” by hiring excellent personnel, designing and fabricating products to exceed customer’s expectations and compensating craftsmen with living wages and profit sharing to financially sustain their families within the community. Mr. Lewis has 15+ years experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works, a nationally recognized manufacturer of craft beer brewing equipment located in the Northwest. The Company has grown from 3 employees in 2015 to 9 in 2017. Since inception, BrewBilt has successfully grown its business by closing sales of approximately $350,000 in 2015, $900,000 in 2016, $1,500,000 in 2017, $1,800,000 in 2018 and $1,600,000 in 2019 YTD ending September 30. BrewBilt has been built by having strong relationships with local suppliers of raw materials, equipment and services in California, an aggressive referral network of satisfied customers nationwide, and an Advisory Board consisting of successful business leaders that provide valuable product feedback and business expertise to management. The craft brewing & spirits industries continue to grow worldwide. California is where craft brewing began and now has over 900 operating breweries – being centrally located in this booming market was a large draw for BrewBilt to locate its manufacturing facility in the Sierra foothills. All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food & beverage processing , the company is now building systems that are pharmaceutical grade for clients involved in distillation for the cannabis and hemp industries, thus making the revenue potential much greater. BrewBilt buys materials and components mostly from California suppliers which enables them to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the country. The company is aggressively pursuing international orders and has held meetings with the Center for International Trade Development and U.S. Commercial Service to develop international opportunities. Presently, a great deal of sales interest in coming from Mexico, Japan, Europe and Australia. BrewBilt competes against a number of companies, most of which are selling mass produced equipment from China made from less costly inferior quality Chinese steel which often neither food nor pharmaceutical grade quality. While this broader market is very competitive, there continues to be little competition and strong market demand for higher quality, custom designed, hand crafted and integrated systems that BrewBilt produces. In July of 2016, BrewBilt moved from the small facility in Nevada City, CA to lease an eight thousand (8,000) square foot manufacturing facility in Grass Valley, CA. This facility was purchased by BrewBilt in January 2018 and upgraded with substantial tenant improvements. BrewBilt is prepared to expand again by leasing an additional seventy-six hundred (7,600) square feet in the same facility. BrewBilt obtains the majority of its leads through customer referrals and from online marketplaces. The company’s website is being expanded for online sales to include online educational/marketing videos that feature the company and its expanded integrated product line for the cannabis and hemp industries. BrewBilt has also created distribution sales agreements with individuals and companies to represent BrewBilt in both the domestic and international markets.

Products

BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel.

All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food & beverage processing , the company is now building systems that are pharmaceutical grade for clients involved in distillation for the cannabis and hemp industries, thus making the revenue potential much greater. BrewBilt buys materials and components mostly from California suppliers which enables them to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the country. The company is aggressively pursuing international orders and has held meetings with the Center for International Trade Development and U.S. Commercial Service to develop international opportunities. Presently, a great deal of sales interest in coming from Mexico, Japan, Europe and Australia.

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

Marketing

California had the largest output for the craft beer industry and 2016, offering $7.3 billion in total impact. Pennsylvania finished in second during the year, with a $5.8 billion impact. They were followed by Texas ($4.5 billion), New York ($3.4 billion), and Florida ($3.1 billion). The overall beer market in the United States has a value of $111.4 billion. Although the craft beer segment has a 12.7% share of the total volume in the country, it represents over 20% of the total dollar sales that were achieved in 2017. The dollar sales growth of craft beer products in the United States was 8% in 2017. In 2017, even though there were almost 1,000 new brewery openings which occurred in the United States, there were also 165 closures that happened. This figure represents a closing rate of 2.6%, which is a 42% increase over 2016 figures one 116 craft breweries shut their doors. Adults in the United States consume an average of 26.9 gallons of beer each year. (National Beer Wholesalers Association) About one out of every four registered breweries in the United States are listed as a brewpub. That means the products they create for consumers are meant for direct sales that occur on their premises. The average brewery with this classification will produce about 1,000 barrels of beer each year. 95% of the breweries which are operating in the United States today produced less than 15,000 barrels of beer each year. That classifies the operation as a microbrewery if 75% or more of the beer the company produces is sold off-site About 40% of the sales that occur each year for the craft beer industry happen during the months of June, July, or August. Almost 90% of adults over the age of 21 in the United States live within 10 miles of at least one brewery. Most of these operations qualify as a craft beer producer.

Competition

BrewBilt competes against a number of companies, most of which are selling mass produced equipment from China made from less costly inferior quality Chinese steel which often is neither food nor pharmaceutical grade quality. While this broader market is very competitive, there continues to be little competition and strong market demand for higher quality, custom designed, hand crafted and integrated systems that BrewBilt produces.

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

Employees and Consultants

As of the date of this filing, BrewBilt as 6 employees. Samuel Berry is a Director. Our suppliers include various consultants for manufacturing, new business development and marketing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In January 2018, BrewBilt began leasing an eight thousand square foot manufacturing facility located at 110 Spring Hill Dr #10, Grass Valley, CA 95945. The Company is preparing to expand again by leasing an additional seventy-six hundred (7,600) square feet in the same facility.

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

The following table sets forth the high and low closing prices for our common stock per quarter as reported by the OTCQB for the period from January 1, 2019 through December 31, 2019, and January 1, 2018 through December 31, 2018, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	For the Year Ended December 31
	2019		2018
	High	Low	High	Low
First Quarter	0.0002	0.0001	0.0047	0.0001
Second Quarter	0.0001	0.0001	0.0019	0.0008
Third Quarter	0.0001	0.0001	0.0011	0.0005
Fourth Quarter	0.3030	0.0030	0.0006	0.0001

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

As of December 31, 2019, there were 10,343,330 shares of the registrant’s $0.001 par value common stock issued and outstanding, which were held by 34 shareholders of record.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the holder of a convertible note converted $1,148 of accrued interest and $500 in conversion fees into 400,000 shares of common stock. The common stock was valued at $5,077 based on the market price of the Company’s stock on the date of conversion.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2019

During the three months ended March 31, 2020, the holders of a convertible note converted $87,314 of principal, accrued interest and conversion fees into 32,260,676 shares of common stock and 8,008,334 common shares were cancelled.

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

Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues:

The Company’s revenues were $1,589,728 for the year ended December 31, 2019 compared to $1,874,363 for the year ended December 31, 2018.

Cost of Sales:

The Company’s cost of materials was $1,209,341 for the year ended December 31, 2019, compared to $1,464,222 for the year ended December 31, 2018. The decrease was due to the decrease in customer orders.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended December 31, 2019, and December 31, 2018, were $974,624 and $970,565, respectively. The increase was primarily attributable to an increase in salaries and wages and consulting fees.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2019 and 2018 was $10,685,542 and $(41,162), respectively. Other income (expense) consisted of gain or loss on derivative valuation, gain or loss on disposal of assets, goodwill impairment and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Profit (Loss):

Net profit (loss) for the year ended December 31, 2019 was $10,091,305, compared with $(601,586) for the year ended December 31, 2018. The increased profit can be explained by the gain in fair value of the derivative instruments in the year ended December 31, 2019.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31, 2019	December 31, 2018
	$	$
Current Assets	435,164	1,415,199
Current Liabilities	6,109,932	2,304,695
Working Capital (Deficit)	(5,674,768)	(889,496)

As of December 31, 2019, we had $1,444 and $949,010 in cash and total assets, as well as $6,810,482 in total liabilities as compared to $43,285 and $1,636,991 in cash and total assets, and $2,663,114 in total liabilities as of December 31, 2018. The decrease in cash was due to a decrease in customer orders. The increase in total liabilities was primarily attributed to the increase in notes payable, interest and derivative liabilities.

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

	December 31, 2019	December 31, 2018
	$	$
Cash Flows from (used in) Operating Activities	(68,516)	45,857
Cash Flows from (used in) Investing Activities	22,408	66,432
Cash Flows from (used in) Financing Activities	4,267	(84,866)
Net Increase (decrease) in Cash During Period	(41,841)	27,423

During the year ended December 31, 2019, cash used in operating activities was $(68,516) compared to $45,857 for the year ended December 31, 2018. The variance is primarily resulted from the derivative liability fair value gain.

During the year ended December 31, 2019 cash used in investing activities was $22,408 compared to $66,432 for the year ended December 30, 2018. The variance is primary due to the effect of the reverse merger.

During the year ended December 30, 2019, cash from financing activity was $4,267 compared to $(84,866) for the year ended December 30, 2018. The variance primarily resulted from a decrease in contributed capital during the year ended December 30, 2019.

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

BREWBILT MANUFACTURING INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BrewBilt Manufacturing, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrewBilt Manufacturing, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015

Lakewood, CO

April 14, 2020

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Audited)

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$1,444	$43,285
Accounts receivable	323,779	987,454
Earnings in excess of billings	53,038	344,134
Inventory	47,280	35,513
Prepaid expenses	9,467	2,567
Other current assets	156	2,246
Total current assets	435,164	1,415,199

Property, plant and equipment, net	116,202	216,812
Right-of-use asset	392,664	—
Security deposit	4,980	4,980

TOTAL ASSETS	$949,010	$1,636,991

LIABILITIES
Current Liabilities:
Accounts payable	$947,655	$299,403
Accrued interest	250,592	—
Accrued liabilities	62,539	94,141
Billings in excess of revenue	1,511,096	1,905,346
Convertible notes payable, net of discount	829,384	—
Derivative liabilities	2,273,269	—
Liability for unissued shares	151,325	—
Related party liabilities	84,072	5,805
Total Current Liabilities	6,109,932	2,304,695

Long term debt	307,887	358,419
Operating lease liabilities	392,664	—

Total liabilities	6,810,483	2,663,114

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	400	—
400,000 shares issued and outstanding at December 31, 2019
0 shares issued and outstanding at December 31, 2018
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized	1	—
1,000 shares issued and outstanding at December 31, 2019
0 shares issued and outstanding at December 31, 2018
Common stock, $0.001 par value; 5,000,000,000 authorized	10,343	—
10,343,330 shares issued and outstanding at December 31, 2019
0 shares issued and outstanding at December 31, 2018
Additional paid in capital	(15,240,774)	(303,375)
Accumulated deficit	9,368,557	(722,748)
Total Shareholders’ Equity (Deficit)	(5,861,473)	(1,026,123)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$949,010	$1,636,991

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Audited)

	Years ended
	December 31,	December 31,
	2019	2018
Sales	$1,589,728	$1,874,363
Cost of sales	1,209,341	1,464,222
Gross profit	380,387	410,141

Operating expenses:
Consulting fees	65,300	60,450
G&A expenses	378,147	393,746
Professional fees	15,539	22,259
Salaries and wages	515,638	494,110
Total operating expenses	974,624	970,565

Loss from operations	(594,237)	(560,424)

Other income (expense):
Debt forgiveness	3,822	—
Gain (loss) on derivative liability valuation	13,068,808	—
Gain (loss) on disposal of asset	(13,769)	—
Goodwill impairment	(2,289,884)	—
Interest expense	(83,435)	(41,162)
Total other expenses	10,685,542	(41,162)

Net income (loss) before income taxes	10,091,305	(601,586)
Income tax expense	—	—
Net income (loss)	$10,091,305	$(601,586)

Per share information
Weighted number of common shares outstanding, basic	2,827,388	—
Net income (loss) per common share	$3.56913	$—
Weighted number of common shares outstanding, diluted (1)	192,762,345	—
Net income (loss) per common share	$0.05235	$—

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the years ended December 31, 2019 and 2018
(Audited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	—	$—	—	$—	—	$—	$(212,704)	$(121,162)	$(333,866)

Capital contributions	—	—	—	—	—	—	47,670	—	47,670
Capital distributions	—	—	—	—	—	—	(138,341)	—	(138,341)
Net loss	—	—	—	—	—	—	—	(601,586)	(601,586)
Balance as of December 31, 2018	—	—	—	—	—	—	(303,375)	(722,748)	(1,026,123)

Capital distributions	—	—	—	—	—	—	(65,671)	—	(65,671)
Effect of reverse merger	400,000	400	1,000	1	9,943,330	9,943	(14,878,053)	—	(14,867,709)
Conversion of promissory notes to stock	—	—	—	—	400,000	400	9,000	—	9,400
Derivative settlements	—	—	—	—	—	—	(2,675)	—	(2,675)
Net profit	—	—	—	—	—	—	—	10,091,305	10,091,305
Balance as of December 31, 2019	400,000	$400	1,000	$1	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,473)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	Years ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$10,091,305	$(601,586)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	15,676	—
Change in derivative liability	(13,068,808)	—
Goodwill impairment	2,289,884	—
Liability for unissued shares due to agreements	500	—
Loss on disposal of asset	13,769	—
Decrease (increase) in operating assets
Accounts receivable	663,675	(34,054)
Earnings in excess of billings	291,096	603,956
Inventory	5,608	(3,952)
Prepaid expenses	(6,900)	(6,081)
Other assets	2,246	8,807
Increase (decrease) in operating liabilities
Accounts payable	76,274	(78,439)
Accrued interest	33,594	—
Accrued liabilities	(31,653)	27,031
Earnings in excess of revenues	(394,250)	(14,272)
Long term debt	(50,532)	144,447
Net cash (used in) provided by operating activities	(68,516)	45,857

Cash flows from investing activities
Effect of reverse merger	(64,433)	—
Property, plant and equipment, additions	(20,968)	—
Property, plant and equipment, reductions	107,809	66,432
Net cash (used in) provided by investing activities	22,408	66,432

Cash flows from financing activities:
Contributed capital	—	(90,671)
Related party liabilities	4,267	5,805
Net cash (used in) provided for financing activities	4,267	(84,866)

Net increase (decrease) in cash	(41,841)	27,423

Cash, beginning of period	43,285	15,862
Cash, end of period	$1,444	$43,285

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities:
Lease adoption recognition	$423,640	$—
Stock issued for debt conversion	$1,148	$—

The accompanying notes are an integral part of these financial statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel. Founded in 2014, the company began in a backyard shop by Jeff Lewis with a vision of creating a profitable company in “Rural America” by hiring excellent personnel, designing and fabricating products to exceed customer’s expectations and compensating craftsmen with living wages and profit sharing to financially sustain their families within the community. Mr. Lewis has 15+ years of experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works, a nationally recognized manufacturer of craft beer brewing equipment located in the Northwest. The Company has grown from 3 employees in 2015 to 9 in 2017.

BrewBilt has been built by having strong relationships with local suppliers of raw materials, equipment and services in California, an aggressive referral network of satisfied customers nationwide, and an Advisory Board consisting of successful business leaders that provide valuable product feedback and business expertise to management. The craft brewing & spirits industries continue to grow worldwide. California is where craft brewing began and now has over 900 operating breweries – being centrally located in this booming market was a large draw for BrewBilt to locate its manufacturing facility in the Sierra foothills.

All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food & beverage processing , the company is now building systems that are pharmaceutical grade for clients involved in distillation for the cannabis and hemp industries, thus making the revenue potential much greater. BrewBilt buys materials and components mostly from California suppliers which enables them to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the country. The company is aggressively pursuing international orders and has held meetings with the Center for International Trade Development and U.S. Commercial Service to develop international opportunities. Presently, a great deal of sales interest in coming from Mexico, Japan, Europe and Australia.

BrewBilt competes against a number of companies, most of which are selling mass produced equipment from China made from less costly inferior quality Chinese steel which often is neither food nor pharmaceutical grade quality. While this broader market is very competitive, there continues to be little competition and strong market demand for higher quality, custom designed, hand crafted and integrated systems that BrewBilt produces.

In July of 2016, BrewBilt moved from the small facility in Nevada City, CA to lease an eight thousand (8,000) square foot manufacturing facility in Grass Valley, CA. This facility was purchased by BrewBilt in January 2018 and upgraded with substantial tenant improvements. BrewBilt is prepared to expand again by leasing an additional seventy-six hundred (7,600) square feet in the same facility. BrewBilt obtains the majority of its leads through customer referrals and from online marketplaces. The company’s website is being expanded for online sales to include online educational/marketing videos that feature the company and its expanded integrated product line for the cannabis and hemp industries. BrewBilt has also created distribution sales agreements with individuals and companies to represent BrewBilt in both the domestic and international markets.

The former company, Vet Online Supply Inc. (the “Company”), a Florida corporation, was incorporated on May 31, 2014. Vet Online Supply Inc. manufactured and distributed wholistic CBD based pet products. On November 22, 2019, Vet Online Supply and Brewbilt Manufacturing (“BrewBilt”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby Brewbilt merged with and into Vet Online Supply, with BrewBilt remaining as the surviving entity (the “Merger”). Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with BrewBilt as the accounting acquirer.

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

 Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of December 31, 2019 and December 31, 2018, the Company has deferred $1,511,096 and $1,905,346, respectively, in revenue, and $53,038 and $344,134 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2019 and 2018 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value.

In addition, the Company is a manufacturer of premium CBD infused holistic pet products and as such will maintain inventory on site. The company directly drop ships to customers when ordered. The Company has wholesale distributors that purchase products in bulk inventory.

Goodwill

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. At December 31, 2019, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $2,289,884 was required.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of December 31, 2019 and December 31, 2018, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the fiscal year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	December 31, 2019	December 31, 2018
	Level	Fair Value	Fair Value
Derivative Liability	3	$2,273,269	$0
Total Financial Liabilities		$2,273,269	$0

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As December 31, 2019 and December 31, 2018, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

Income Taxes

The Company records deferred taxes in accordance with FASB ASC No. 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

As of the date of this filing, the Company is current in filing their tax returns. The last return filed by the Company was December 31, 2018, and the Company has not accrued any potential penalties or interest from that period forward.

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

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new lease guidance effective January 1, 2019.

NOTE 2 – GOING CONCERN

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long-term financing or debt financing, to enable the Company to reach profitable operations. Historically, the Company’s sole officer and director has provided short term loans to meet working capital shortfalls. We have recently entered into financing agreements with various third parties to meet our capital needs in fiscal 2020.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 – MERGER TRANSACTION

On November 22, 2019, Vet Online Supply and Brewbilt Manufacturing (“BrewBilt”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby Brewbilt merged with and into Vet Online Supply, with BrewBilt remaining as the surviving entity (the “Merger”). Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with BrewBilt as the accounting acquirer.

Pursuant with the Merger Asset Purchase Agreement, the Board of Directors has authorized that BrewBilt shall sell, assign and transfer all of its right, title and interest to its IP, fixed assets and “know how” to the Company (collectively, the “Seller’s Assets”). Vet Online Supply and BrewBilt mutually agree that BrewBilt will assign certain assets and provide the “Know-How” regarding the designing and building of the finest craft brewing equipment in the industry today. As consideration for the IP, fixed assets and the “Know -How”, the Company shall issue, or cause to be issued, $5,000,000 worth of Preferred Series A Stock (PAR $.001) within thirty (30) days from the date of the agreement. The number of Preferred Series A shares to be issued is 500,000 shares at a price of $10.00 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for VTNL. BrewBilt has designated that the said stock be issued in the name of its President, Jeffrey Lewis.

The Board of Directors dismissed Daniel Rushford as an officer and director, specifically as the Chief Executive Officer, Chairman of the Board, and Corporate (President) of the Company effective November 22, 2019. Effective November 22, 2019, Daniel Rushford will have a new revised Employment Agreement which appoints him as Manager of the CBD Pet Supply Division, a non-director/officer position which includes returning to Treasury 1,000 Preferred Series B Control Shares, and an annual salary of $36,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

NOTE 4 - PREPAID EXPENSES

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of December 31, 2019, the Company accrued prepaid insurance expenses and employee wages of $9,467 and as of December 31, 2018, the Company accrued prepaid insurance expenses of $2,567.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and December 31, 2018:

	December 31,	December 31,
	2019	2018
Computer Equipment	$18,313	$14,877
Leasehold Improvements	48,549	45,549
Machinery	250,762	243,848
Vehicles	6,717	98,796
Total	324,341	403,070
Less accumulated depreciation	(208,139)	(186,258)

Net	$116,202	$216,812

NOTE 6 – LEASES

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. The adoption of the new guidance resulted in the recognition of ROU assets of $423,360 and lease liabilities of $423,360.

The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. In calculating the present value of the lease payments, the Company elected to utilize its incremental borrowing rate based on the remaining lease terms as of the January 1, 2019 adoption date.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our lease has a remaining lease term of nine years.

The Company has elected the practical expedient to combine lease and non-lease components as a single component. The lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the balance sheet as right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The new standard also provides practical expedients and certain exemptions for an entity’s ongoing accounting. We have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases where the initial lease term is one year or less or for which the ROU asset at inception is deemed immaterial, we will not recognize ROU assets or lease liabilities. Those leases are expensed on a straight-line basis over the term of the lease.

Operating Leases

On January 1, 2018, the Company entered into a standard office lease for approximately 8,000 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr. #10 Grass Valley, CA 95945. The lease has a term of 10 years, from January 1, 2018 through January 1, 2028, with a monthly rent of $4,861.

ROU assets and lease liabilities related to our operating lease is as follows:

December 31,
2019
Right-of-use assets	$392,664
Current lease liabilities	—
Non-current lease liabilities	$392,664

NOTE 7 – ACCURED LIABILITIES

As of December 31, 2019 and 2018, accrued liabilities were comprised of the following:

	December 31,
	2019	2018
Accrued liabilities
Accrued wages	$5,784	$838
Credit card	16,659	17,560
Payroll liabilities	(644)	3,500
Sales tax payable	35,740	67,243
Warranty	5,000	5,000
Total accrued expenses	$62,539	$94,141

NOTE 8 – BILLINGS IN EXCESS OF REVENUE AND EARNINGS IN EXCESS OF BILLINGS

Billings in excess of revenue is related to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. Earnings in excess of billings is related to the cost of sales associated with the customer products that are incomplete.

Changes in unearned revenue for the periods ended December 31, 2019 and December 31, 2018 were as follows:

	December 31,
	2019	2018
Unearned revenue, beginning of the period	$1,905,346	$1,919,618
Billings in excess of revenue during the period	536,420	272,871
Recognition of unearned revenue in prior periods	(930,670)	(287,143)
Unearned revenue, end of the period	$1,511,096	$1,905,346

The following table summarizes the Company’s estimated unrecognized contract revenue as of December 31, 2019, and the future periods within which the Company expects to recognize such revenue:

	Expected Future Revenue by Period
	Less than	Between	Between	More than
	90 days	3-6 months	6-9 months	1 year	Total
Unrecognized contract revenue	$240,744	$57,720	$871,814	$340,818	$1,511,096

As of December 31, 2019 and December 31, 2018, the Company has recorded $53,038 and $344,134, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2019, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2019
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	31,285
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	25,750
Auctus Fund #9	57,000	4/12/2019	1/12/2020	12%	Variable	57,000
Auctus Fund #10	31,000	7/22/2020	7/22/2020	12%	Variable	31,000
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	73,305
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	25,000
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	74,933
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000
Power Up Lending #8	33,000	6/25/2018	4/15/2019	12%	Variable	—
						933,247
Debt discount						(100,137)
Financing costs./Original issue discount						(3,726)
Notes payable, net of discount						$829,384

All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company recorded amortization of $13,796 on their convertible note debt discounts and $1,880 on loan fees. As of December 31, 2019, the convertible notes payable are convertible into 136,100,371 shares of the Company’s common stock.

During the year ended December 31, 2019, the Company recorded interest expense of $23,211 on its convertible notes payable. During the year ended December 31, 2019, the Company recorded conversions of $1,148 of convertible note interest and $500 in conversion fees. As of December 31, 2019, the accrued interest balance was $240,709.

As of December 31, 2019, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – DERIVATIVE LIABIITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ending December 31, 2019:

December 31,
2019
Balance at merger date	$15,347,154
Initial recognition of derivative liability	—
Conversion of derivative instruments to Common Stock	(5,077)
Mark-to-Market adjustment to fair value	(13,068,808)
Balance, end of period	$2,273,269

During the year ended December 31, 2019, in conjunction with convertible notes payable accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $5,077.

For the year ended December 31, 2019, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a gain on the derivative liability valuation of $13,068,808.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the year ended December 31, 2019, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate 1.48% - 1.83%, (2) term of 0.25 years – 4.56 years, (3) expected stock volatility of 724.25% - 1,770.51%, (4) expected dividend rate of 0%, (5) common stock price of $0.0133 - $0.0235, and (6) exercise price of $0.001 - $0.01066.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2019, the Company accrued wages of $16,667 and paid wages of $10,822. During the year ended December 31, 2018, Mr. Lewis advanced the Company $5,805.

Pursuant to the Merger Agreement, the Company will issue $5,000,000 worth of Preferred Series A Stock to Mr. Lewis. The number of Preferred Series A shares to be issued is 500,000 shares at a price of $10.00 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares have not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the year ended December 31, 2019, the Company accrued $4,167 in consulting fees in connection to his agreement.

NOTE 12 – LONG TERM DEBT

As of December 31, 2019 and December 31, 2018, long term debt was comprised of the following:

	December 31,
	2019	2018
Long term debt
Equipment lease	$1,952	$8,543
Equipment loan	115,614	131,747
Line of credit	96,664	100,811
Vehicle loans	—	52,184
Other loan term loans	93,657	65,134
Total long-term debt	$307,887	$358,419

NOTE 13 – PREFERRED STOCK

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

Pursuant to the Merger Agreement dated November 22, 2019, the Company will issue $5,000,000 worth of Preferred Series A Stock to Mr. Lewis. The number of Preferred Series A shares to be issued is 500,000 shares at a price of $10.00 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares have not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital.

As of December 31, 2019, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 400,000 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

NOTE 14 – COMMON STOCK

On April 22, 2019, the Company approved the authorization of a 1 for 3,000 reverse stock split of the Company’s outstanding shares of common stock. The Company’s financial statements have been retroactively adjusted for this stock split for all periods presented.

During the year ended December 31, 2019, the holder of a convertible note converted $1,148 of accrued interest and $500 in conversion fees into 400,000 shares of common stock. The common stock was valued at $5,077 based on the market price of the Company’s stock on the date of conversion.

As of December 31, 2019, 5,000,000,000 were authorized, of which 10,343,330 shares issued and outstanding.

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

NOTE 15– INCOME TAX

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2019:

December 31,
2019
Net operating loss	$1,854,612
Statutory rate	21%
Expected tax recovery	389,469
Change in valuation allowance	(389,469)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	389,469
Less: valuation allowance	(389,469)
Net deferred tax asset	$—

As of the date of this filing, the Company is current in filing their tax returns. The last return filed by the Company was December 31, 2018, and the Company has not accrued any potential penalties or interest from that period forward.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

On June 28, 2018, the Company entered into a Consulting Agreement (“Agreement”) with Charlie Johnson (“Johnson”) to expand its sales and marketing efforts to grow the Company’s revenue. The Company has agreed to pay a commission of 5% on each sale generated by Johnson, based upon the total contract amount received by the Company. In addition, the Company will pay Johnson $500 per day to assist customers in the installation of the Company’s equipment. The term of the Agreement is for one year and is renewable upon mutual consent.

On January 1, 2018, the Company entered into a Chief Financial Officer Compensation Agreement (“Agreement”) with Hanson & Associates, LLC with regards to being appointed the Chief Executive Officer and Member of the Board of Directors. Hanson & Associates, LLC is responsible for building long term relationships with financial institutions and will assist in developing the administrative and financial aspects of the company. The Company has agreed to pay Hanson & Associates, LLC $5,000 per month and pay an incentive bonus of 1% of the year end gross revenue for 2018. The term of the Agreement is for one year and is renewable upon mutual consent.

Distribution & Licensing Agreement

On November 19, 2019, the Company entered into a Distribution & Licensing Agreement with Bgreen Partners, Inc., a California Corporation. The Agreement provides exclusive rights to various cannabis and agricultural products inclusive of grow-containers and CBD Extraction Systems to be used for mobile processing. The IP and rights are valued at $4,000,000, based upon a five-year term. As consideration for the IP and rights, the Company issued 400,000 Preferred Series A shares at a price of $10.00 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

Employee Agreement

On November 22, 2019, the Company entered into an Employment Agreement with Mr. Daniel Rushford. Mr. Rushford will receive an annual salary of $36,000 to be paid in equal monthly installments. Unpaid amounts will accrue annual interest of 6%. The term of the Consulting Agreement is for one year and is renewable upon mutual consent.

Lease

On January 1, 2018, the Company entered into a standard office lease for approximately 8,000 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr. #10 Grass Valley, CA 95945. The lease has a term of 10 years, from January 1, 2018 through January 1, 2028, with a monthly rent of $4,861.

Service Agreement

On June 12, 2018, the Company entered into a preventative maintenance service agreement with Atlas Copco Compressions LLC. The agreement is for a period of 5 years, at a cost of $145.13 per month. During the years ended December 31, 2019 and December 31, 2018, the Company made payments of $1,742 and $870, respectively, in connection with this agreement.

NOTE 17 – SUBSEQUENT EVENTS

On March 25, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 5,000,000,000 to 10,000,000,000 with a par value of $0.001.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2019, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2019:

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

Management’s Remediation Initiatives

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2019, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2019:

Name	Age	Position with the Company	Position Held Since
Jef Lewis	48	President, Chief Executive Officer, Secretary, Treasurer and Director	November 22, 2019
Samuel Berry	41	Director	November 22, 2019

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Mr. Jef Lewis

Jeffrey Lewis is 46 years old. As the founder of BrewBilt Manufacturing, LLC, a multiple million-dollar sales and manufacturing company, he has 15 years of experience managing engineering, design and fabrication teams that custom design and fabricate integrated stainless steel distillation and brewing systems for the beverage, pharmaceutical, cannabis and hemp industries. Mr. Lewis has been a part of the design team which builds CBD cold-water and alcohol -based extraction systems in the US, and he will take charge of VTNL, and continue to drive his products into both the cannabis and brewing markets.

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

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jef Lewis	2019	16,667	—	—	—	—	—	—	16,667
President, CEO, Secretary,	2018	—	—	—	—	—	—	—	—
Treasurer and Director
Sam Berry	2019	4,167	—	—	—	—	—	—	4,167
Director	2018	—	—	—	—	—	—	—	—

Narrative Disclosure to Summary Compensation Table

Mr. Jef Lewis, Chief Executive Officer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2019, the Company accrued wages of $16,667 and paid wages of $10,822.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the year ended December 31, 2019, the Company accrued $4,167 in consulting fees in connection to his agreement.

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

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Sam Berry	Common	25,000	0.24%
57 Muddy River Ln.	Stock
Bowdoinham, ME 04008
Total Officers and Directors		25,000	0.00%
5% Shareholders	Common
Dan Rushford	Stock	8,008,334	77.43%

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 10,343,330 shares of common stock issued and outstanding for the company as of December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2019.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Jef Lewis

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2019, the Company accrued wages of $16,667 and paid wages of $10,822. During the year ended December 31, 2018, Mr. Lewis advanced the Company $5,805.

Pursuant to the Merger Agreement, the Company will issue $5,000,000 worth of Preferred Series A Stock to Mr. Lewis. The number of Preferred Series A shares to be issued is 500,000 shares at a price of $10.00 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares have not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the year ended December 31, 2019, the Company accrued $4,167 in consulting fees in connection to his agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2019, the Company incurred auditing expenses of approximately $40,000, which includes audit and review engagement services.  There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

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

BrewBilt Manufacturing Inc.

Date: April 14, 2020	By: /s/ Jef Lewis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jef Lewis	Chief Executive Officer and Director	April 14, 2019
Jef Lewis

/s/ Jef Lewis	Chief Financial Officer	April 14, 2020
Jef Lewis