Form 10-Q
period 2020-03-31
BrewBilt Manufacturing Inc.
filed 2020-06-29
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 000-55787

BrewBilt Manufacturing Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0990750
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

As of June 10, 2020, there were 244,439,824 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on April 14, 2020.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$620	$1,444
Accounts receivable	473,453	323,779
Earnings in excess of billings	143,288	53,038
Inventory	47,280	47,280
Prepaid expenses	369	9,467
Other current assets	221	156
Total current assets	665,231	435,164

Property, plant and equipment, net	103,799	116,202
Right-of-use asset	384,662	392,664
Deposits	16,980	4,980

TOTAL ASSETS	$1,170,672	$949,010

LIABILITIES
Current Liabilities:
Accounts payable	$934,145	$947,655
Accrued interest	284,503	250,592
Accrued liabilities	114,260	62,539
Billings in excess of revenue	1,827,443	1,511,096
Convertible notes payable, net of discount	851,182	829,384
Derivative liabilities	3,902,073	2,273,269
Liability for unissued shares	175,825	151,325
Related party liabilities	121,737	84,072
Total current liabilities	8,211,168	6,109,932

Long term debt	274,177	307,887
Operating lease liabilities	384,662	392,664

Total liabilities	8,870,007	6,810,483

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	900	400
900,000 shares issued and outstanding at March 31, 2020
400,000 shares issued and outstanding at December 31, 2019
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized	1	1
1,000 shares issued and outstanding at March 31, 2020
1,000 shares issued and outstanding at December 31, 2019
Common stock, $0.001 par value; 10,000,000,000 authorized	34,596	10,343
34,595,672 shares issued and outstanding at March 31, 2020
10,343,330 shares issued and outstanding at December 31, 2019
Additional paid in capital	(14,967,000)	(15,240,774)
Accumulated earnings (deficit)	7,232,168	9,368,557
Total shareholders’ equity (deficit)	(7,699,335)	(5,861,473)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,170,672	$949,010

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,	March 31,
	2020	2019
Sales	$38,934	$332,068
Cost of sales	21,623	306,970
Gross profit	17,311	25,098

Operating expenses:
Consulting fees	24,750	15,000
G&A expenses	82,712	132,011
Professional fees	47,370	—
Salaries and wages	147,660	140,984
Total operating expenses	302,492	287,995

Loss from operations	(285,181)	(262,897)

Other income (expense):
Loss on derivative liability valuation	(1,710,732)	—
Interest expense	(140,476)	—
Total other expenses	(1,851,208)	—

Net loss before income taxes	(2,136,389)	(262,897)
Income tax expense	—	—
Net loss	$(2,136,389)	$(262,897)

Per share information
Weighted number of common shares outstanding, basic and diluted	34,595,672	—
Net loss per common share	$(0.06175)	$—

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the three months ended March 31, 2020 and 2019
(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	400,000	$400	1,000	$1	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,473)
Conversion of promissory notes to stock	—	—	—	—	32,260,676	32,261	366,617	—	398,878
Derivative settlements	—	—	—	—	—	—	(50,586)	—	(50,586)
Cancellation of shares issued for services	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Preferred shares issued per agreement	500,000	500	—	—	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	(2,136,389)	(2,136,389)
Balance as of March 31, 2020	900,000	$900	1,000	$1	34,595,672	$34,596	$(14,967,000)	$7,232,168	$(7,699,335)

Balance as of December 31, 2018	—	$—	—	$—	—	$—	$(303,375)	$(722,748)	$(1,026,123)
Capital distributions	—	—	—	—	—	—	(22,296)	—	(22,296)
Net loss	—	—	—	—	—	—	—	(262,897)	(262,897)
Balance as of March 31, 2019	—	$—	—	$—	—	$—	$(325,671)	$(985,645)	$(1,311,316)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,136,389)	$(262,897)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	58,224	—
Change in derivative liability	1,710,732	—
Common stock issued for services	(25,000)	—
Liability for unissued shares due to agreements	25,000	—
Decrease (increase) in operating assets
Accounts receivable	(149,674)	52,075
Deposits	(12,000)	—
Earnings in excess of billings	(90,250)	(34,751)
Prepaid expenses	9,098	(3,245)
Other assets	(65)	275
Increase (decrease) in operating liabilities
Accounts payable	(38,775)	77,897
Accrued interest	78,849	2,358
Accrued liabilities	51,721	3,867
Earnings in excess of revenues	316,347	324,301
Long term debt	(33,710)	(111,465)
Net cash (used in) provided by operating activities	(235,892)	48,414

Cash flows from investing activities
Property, plant and equipment, reductions	12,403	14,488
Net cash (used in) provided by investing activities	12,403	14,488

Cash flows from financing activities:
Contributed capital	—	(22,296)
Proceeds from convertible debt	185,000	—
Related party liabilities	37,665	—
Net cash (used in) provided for financing activities	222,665	(22,296)

Net increase (decrease) in cash	(824)	40,606

Cash, beginning of period	1,444	43,285
Cash, end of period	$620	$83,891

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

The former company, Vet Online Supply Inc, a Florida corporation, was incorporated on May 31, 2014. Vet Online Supply Inc. manufactured and distributed wholistic CBD based pet products. On November 22, 2019, Vet Online Supply and Brewbilt Manufacturing (“BrewBilt”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) and completed a merger, whereby Brewbilt merged with and into Vet Online Supply, with BrewBilt remaining as the surviving entity (the “Merger”). Under U.S. generally accepted accounting principles, the merger is treated as a “reverse merger” under the purchase method of accounting, with BrewBilt as the accounting acquirer.

On January 21, 2020, the Company filed Articles of Amendment to change its name to “BrewBilt Manufacturing Inc.

The Company’s common stock will continue to trade on the OTCQB Market under the new Symbol “BBRW,” and the CUSIP number for the Company’s common stock is now 10756L108. Outstanding stock certificates for shares of the Company are not affected by the name change, and they continue to be valid and need not be exchanged.

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

 Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of March 31, 2020 and December 31, 2019, the Company has deferred $1,827,443 and $1,511,096, respectively, in revenue, and $143,288 and $53,038 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2020 and December 31, 2019 is $0.

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

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of March 31, 2020 and December 31, 2019, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	March 31, 2020	December 31, 2019
	Level	Fair Value	Fair Value
Derivative Liability	3	$3,902,073	$2,273,269
Total Financial Liabilities		$3,902,073	$2,273,269

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As March 31, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard in the first quarter of fiscal 2020 and there was no material impact.

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

NOTE 4 – PREPAID EXPENSES

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of March 31, 2020, the Company accrued prepaid insurance expenses of $369 and as of December 31, 2019, the Company accrued prepaid insurance expenses and employee wages of $9,467.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Computer Equipment	$18,313	$18,313
Leasehold Improvements	48,549	48,549
Machinery	250,762	250,762
Vehicles	6,717	6,717
Total	324,341	324,341
Less accumulated depreciation	(220,542)	(208,139)

Net	$103,799	$116,202

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

ROU assets and lease liabilities related to our operating lease is as follows:

	March 31,	December 31,
	2020	2019
Right-of-use assets	$384,662	$392,664
Current lease liabilities	—	—
Non-current lease liabilities	$384,662	$392,664

NOTE 7 – ACCURED LIABILITIES

As of March 31, 2020 and December 31, 2019, accrued liabilities were comprised of the following:

	March 31,	December 31,
	2020	2019
Accrued liabilities
Accrued wages	$51,048	$5,784
Credit card	17,364	16,659
Payroll liabilities	(103)	(644)
Reimbursable expenses	5,212	—
Sales tax payable	35,739	35,740
Warranty	5,000	5,000
Total accrued expenses	$114,260	$62,539

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

Changes in unearned revenue for the periods ended March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2019	2019
Unearned revenue, beginning of the period	$1,511,096	$1,905,346
Billings in excess of revenue during the period	347,770	536,420
Recognition of unearned revenue in prior periods	(31,423)	(930,670)
Unearned revenue, end of the period	$1,827,443	$1,511,096

As of March 31, 2020 and December 31, 2019, the Company has recorded $143,288 and $53,038, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2020	2019
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	23,055	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	31,285	31,285
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	175,000	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	90,000	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	100,000	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	75,000	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	25,000	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	25,750	25,750
Auctus Fund #9	57,000	4/12/2019	1/12/2020	12%	Variable	57,000	57,000
Auctus Fund #10	31,000	7/22/2020	7/22/2020	12%	Variable	31,000	31,000
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	—	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	53,798	73,305
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	25,000	25,000
EMA Financial #5	80,500	1/30/2020	10/31/2020	10%	Variable	80,500	—
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	74,933	74,933
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
Power Up Lending #9	68,000	1/2/2020	1/2/2021	10%	Variable	68,000	—
Power Up Lending #10	53,000	2/13/2020	2/13/2021	10%	Variable	53,000	—
						1,098,321	933,247
Debt discount						(232,239)	(100,137)
Financing costs/Original issue discount						(14,900)	(3,726)
Notes payable, net of discount						$851,182	$829,384

During the three months ending March 31, 2020, the Company received proceeds from new convertible notes of $185,000. The Company recorded no payments on their convertible notes, default penalties of $9,920, and conversions of $46,346 of convertible note principal. The Company recorded loan fees on new convertible notes of $16,500, which increased the debt discounts recorded on the convertible notes during the three months ending March 31, 2020. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $58,224 on their convertible note debt discounts and loan fees. As of March 31, 2020, the convertible notes payable are convertible into 1,509,982,157  shares of the Company’s common stock.

During the three months ended March 31, 2020, the Company recorded interest expense of $57,313 on its convertible notes payable. During the three months ended March 31, 2020, the Company recorded conversions of $26,642 of convertible note interest and $8,375 in conversion fees. As of March 31, 2020, the accrued interest balance was $271,380.

As of March 31, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – DERIVATIVE LIABIITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the period ending March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Balance, beginning of period	$2,273,269	$15,347,154
Initial recognition of derivative liability	672,749	—
Conversion of derivative instruments to Common Stock	(266,927)	(5,077)
Mark-to-Market adjustment to fair value	1,222,982	(13,068,808)
Balance, end of period	$3,902,073	$2,273,269

During the period ended March 31, 2020 and December 31, 2019, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $672,749 and $0, respectively.

During the period ended March 31, 2020 and December 31, 2019, in conjunction with convertible notes payable accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $266,927 and $5,077, respectively.

For the period ended March 31, 2020 and December 31, 2019, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a loss of $1,222,982 and a gain on the derivative liability valuation of $13,068,808, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the three months ended March 31, 2020, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate .01% - 1.61%, (2) term of 0.12 years – 4.31 years, (3) expected stock volatility of 411.61% - 2,185.95%, (4) expected dividend rate of 0%, (5) common stock price of $0.003 - $0.0373, and (6) exercise price of $0.0008 - $0.03.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted or expire.

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis, Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2020, the Company accrued wages of $50,000, accrued interest of $472 and made payments of $12,031.

Pursuant to the Merger Agreement, Mr. Lewis is to receive 500,000 shares of Preferred Series A shares, valued at $5,000,000. The shares are convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital. During the three months ended March 31, 2020, the Company issued 500,000 shares of Preferred Series A to Mr. Lewis and $500 was reclassed from liabilities for unissued shares to equity.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the three months ended March 31, 2020, the Company accrued $12,500 in consulting fees in connection to his agreement.

Mr. Daniel Rushford, former President

During the three months ended March 31, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,265 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,265.

NOTE 12 – LONG TERM DEBT

As of March 31, 2020 and December 31, 2019, long term debt was comprised of the following:

	March 31,	December 31,
	2020	2019
Long term debt
Equipment lease	$—	$1,952
Equipment loan	115,614	115,614
Line of credit	98,772	96,664
Other loan term loans	59,791	93,657
Total long term debt	$274,177	$307,887

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

Pursuant to the Merger Agreement dated November 22, 2019, the Company will issue $5,000,000 worth of Preferred Series A Stock to Mr. Lewis. The number of Preferred Series A shares to be issued is 500,000 shares at a price of $10.00 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital.

During the three months ended March 31, 2020, 500,000 shares of Preferred Series A Shares were issued pursuant to the Merger Agreement, and a $500 liability for unissued shares was reclassed to equity.

As of March 31, 2020, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 400,000 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

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

During the three months ended March 31, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,265 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,265.

During the three months ended March 31, 2020, the holders of a convertible notes converted $46,346 of principal, $26,642 of accrued interest and $8,375 in conversion fees into 32,260,676 shares of common stock. The common stock was valued at $266,927 based on the market price of the Company’s stock on the date of conversion.

As of March 31, 2020, 10,000,000,000 were authorized, of which 34,595,672 shares are issued and outstanding.

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

NOTE 15 – INCOME TAX

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

The deferred tax asset and the valuation allowance consist of the following at March 31, 2020:

March 31,
2020
Net operating loss	$1,487,179
Statutory rate	21%
Expected tax recovery	312,208
Change in valuation allowance	(312,308)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	312,308
Less: valuation allowance	(312,308)
Net deferred tax asset	$—

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

NOTE 17 – SUBSEQUENT EVENTS

Convertible Notes

On May 1, 2020, the Company entered in a Convertible Promissory Note in the amount of $90,000. The note will be funded in three tranches of $30,000 each, is unsecured and bears interest at 10% per annum. The maturity date for each tranche funded shall be twelve (12) months from the effective date of each payment.

On May 26, 2020, the Company entered in a Convertible Promissory Note in the amount of $15,000. The note is unsecured, bears interest at 10% per annum, and matures on May 26, 2021.

On June 3, 2020, the Company entered in a Convertible Promissory Note in the amount of $63,000. The note is unsecured, bears interest at 10% per annum, and matures on June 3, 2021.

Subsequent Issuances

During the period of April 1 to June 10, 2020, the holders of a convertible notes converted $218,981 of principal, accrued interest and conversion fees into 107,109,130 shares of common stock.

On May 19, 2020, 12,906 shares of Series A preferred stock were converted to 18,980,000 common shares in accordance with the conversion terms.

On May 22, 2020, 49,000 shares of Series A preferred stock were converted to 70,000,000 common shares in accordance with the conversion terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2020. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2019 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” means BrewBilt Manufacturing, Inc., unless otherwise indicated.

RESULTS OF OPERATIONS

Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues:

The Company’s revenues were $38,934 for the three months ended March 31, 2020 compared to $332,068 for the three months ended March 31, 2019. The decrease is due to the office closing due to COVID-19.

Cost of Sales:

The Company’s cost of materials was $21,623 for the three months ended March 31, 2020, compared to $306,970 for the three months ended March 31, 2019. The decrease was due to an increase in unfinished projects due to COVID-19.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2020, and March 31, 2019, were $302,492 and $287,995, respectively. The increase was primarily attributable to an increase in salaries and wages, and consulting fees.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2020 and 2019 was $(1,851,208) and $0, respectively. Other income (expense) consisted of losses on derivative valuation, and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the three months ended March 31, 2020 was $2,136,389, compared with $262,897 for the three months ended March 31, 2019. The increased loss can be explained by the loss in fair value of the derivative instruments in the three months ended March 31, 2020.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31, 2020	December 31, 2019
	$	$
Current Assets	665,231	435,164
Current Liabilities	8,211,168	6,109,932
Working Capital (Deficit)	(7,545,937)	(5,674,768)

As of March 31, 2020, the Company had $620 and $1,170,672 in cash and total assets, as well as $8,870,007 in total liabilities as compared to $1,444 and $949,010 in cash and total assets, and $6,810,483 in total liabilities as of December 31, 2019. The decrease in cash was due to a decrease in customer orders. The increase in total liabilities was primarily attributed to the increase in notes payable, interest and derivative liabilities.

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

	March 31, 2020	March 31, 2019
	$	$
Cash Flows from (used in) Operating Activities	(235,892)	48,414
Cash Flows from (used in) Investing Activities	12,403	14,488
Cash Flows from (used in) Financing Activities	222,665	(22,296)
Net Increase (decrease) in Cash During Period	(824)	40,606

During the three months ended March 31, 2020, cash used in operating activities was $(235,892) compared to $48.414 for the three months ended March 31, 2019. The variance is primarily resulted from the derivative liability fair value gain.

During the three months ended March 31, 2020 cash used in investing activities was $12,403 compared to $14,488 for the three months ended March 31, 2019. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt during the three months ended March 31, 2020.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard in the first quarter of fiscal 2020 and there was no material impact.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

During the three months ended March 31, 2020, the holders of a convertible notes converted $46,346 of principal, $26,642 of accrued interest and $8,375 in conversion fees into 32,260,676 shares of common stock. The common stock was valued at $266,927 based on the market price of the Company’s stock on the date of conversion.

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

BrewBilt Manufacturing Inc.

Date: June 29, 2020	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.