Form 10-Q
period 2020-06-30
BrewBilt Manufacturing Inc.
filed 2020-08-14
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐   No ☒

As of August 13, 2020, there were 1,422,592,951 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on April 14, 2020.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$8,777	$1,444
Accounts receivable	474,066	323,779
Earnings in excess of billings	164,201	53,038
Inventory	47,151	47,280
Prepaid expenses	2,899	9,467
Other current assets	221	156
Total current assets	697,315	435,164

Property, plant and equipment, net	94,368	116,202
Right-of-use asset	376,524	392,664
Security deposit	16,980	4,980

TOTAL ASSETS	$1,185,187	$949,010

LIABILITIES
Current Liabilities:
Accounts payable	$854,035	$947,655
Accrued interest	157,874	250,592
Accrued liabilities	165,840	62,539
Billings in excess of revenue	1,780,751	1,511,096
Convertible notes payable, net of discount	446,006	829,384
Derivative liabilities	2,890,275	2,273,269
Liability for unissued shares	175,825	151,325
Promissory notes payable, net of discount	93,180	—
Related party liabilities	128,448	84,072
Total Current Liabilities	6,692,234	6,109,932

Long term debt	277,730	307,887
Operating lease liabilities	376,524	392,664

Total liabilities	7,346,488	6,810,483

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	1,115	400
1,114,823 shares issued and outstanding at June 30, 2020
400,000 shares issued and outstanding at December 31, 2019
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized	1	1
1,000 shares issued and outstanding at June 30, 2020
1,000 shares issued and outstanding at December 31, 2019
Common stock, $0.001 par value; 10,000,000,000 authorized	526,591	10,343
526,590,517 shares issued and outstanding at June 30, 2020
10,343,330 shares issued and outstanding at December 31, 2019
Additional paid in capital	(7,433,803)	(15,240,774)
Accumulated deficit	744,795	9,368,557
Total Shareholders’ Equity (Deficit)	(6,161,301)	(5,861,473)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$1,185,187	$949,010

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales	$56,554	$518,428	$95,488	$850,496
Cost of sales	35,647	343,871	57,270	650,840
Gross profit	20,907	174,557	38,218	199,656

Operating expenses:
Consulting fees	4,012,500	15,000	4,037,250	30,000
G&A expenses	92,056	99,075	174,685	213,315
Professional fees	69,350	150	116,801	150
Salaries and wages	68,628	137,004	216,289	277,987
Total operating expenses	4,242,534	251,229	4,545,025	521,452

Loss from operations	(4,221,627)	(76,672)	(4,506,807)	(321,796)

Other income (expense):
Loss on derivative liability valuation	(1,592,416)	—	(3,303,148)	—
Loss on conversion	(371,090)	—	(371,090)	—
Interest expense	(302,240)	(9,190)	(442,717)	(26,963)
Total other expenses	(2,265,746)	(9,190)	(4,116,955)	(26,963)

Net loss before income taxes	(6,487,373)	(85,862)	(8,623,762)	(348,759)
Income tax expense	—	—	—	—
Net loss	$(6,487,373)	$(85,862)	$(8,623,762)	$(348,759)

Per share information
Weighted number of common shares outstanding, basic and diluted	198,040,748	—	110,093,354	—
Net loss per common share	$(0.03276)	$—	$(0.07833)	$—

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the three and six months ended June 30, 2020 and 2019
(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	400,000	$400	1,000	$1	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,473)
Conversion of promissory notes to stock	—	—	—	—	32,260,676	32,261	366,617	—	398,878
Derivative settlements	—	—	—	—	—	—	(50,586)	—	(50,586)
Cancellation of stock issued for services	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Preferred stock issued per agreement	500,000	500	—	—	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	(2,136,389)	(2,136,389)
Balance as of March 31, 2020	900,000	$900	1,000	$1	34,595,672	$34,596	$(14,967,000)	$7,232,168	$(7,699,335)

Conversion of promissory notes to stock	—	—	—	—	259,074,233	259,074	4,421,942	—	4,681,016
Derivative settlements	—	—	—	—	—	—	(1,026,700)	—	(1,026,700)
Preferred stock issued for services	400,000	400	—	—	—	—	3,999,600	—	4,000,000
Preferred stock converted to common stock	(185,177)	(185)	—	—	232,920,612	232,921	138,355	—	371,091
Net loss	—	—	—	—	—	—	—	(6,487,373)	(6,487,373)
Balance as of June 30, 2020	1,114,823	$1,115	1,000	$1	526,590,517	$526,591	$(7,433,803)	$744,795	$(6,161,301)

Balance as of December 31, 2018	—	$—	—	$—	—	$—	$(303,375)	$(722,748)	$(1,026,123)
Capital distributions	—	—	—	—	—	—	(22,296)	—	(22,296)
Net loss	—	—	—	—	—	—	—	(262,897)	(262,897)
Balance as of March 31, 2019	—	$—	—	$—	—	$—	$(325,671)	$(985,645)	$(1,311,316)

Capital distributions	—	—	—	—	—	—	(26,879)	—	(26,879)
Net loss	—	—	—	—	—	—	—	(85,862)	(85,862)
Balance as of June 30, 2019	—	$—	—	$—	—	$—	$(352,550)	$(1,071,507)	$(1,424,057)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,623,762)	$(348,759)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	209,094	—
Change in derivative liability	3,303,148	—
Loss on conversion	371,090	—
Common stock issued for services	(25,000)	—
Preferred stock issued for services	4,000,000	—
Liability for unissued shares due to agreements	25,000	—
Decrease (increase) in operating assets
Accounts receivable	(150,287)	(79,059)
Deposits	(12,000)	—
Earnings in excess of billings	(111,163)	94,699
Inventory	129	—
Prepaid expenses	6,568	(5,705)
Other assets	(65)	1,567
Increase (decrease) in operating liabilities
Accounts payable	(74,883)	6,665
Accrued interest	226,465	4,522
Accrued liabilities	103,301	4,815
Earnings in excess of revenues	269,655	416,727
Long term debt	(30,157)	(85,978)
Net cash (used in) provided by operating activities	(512,867)	9,494

Cash flows from investing activities
Property, plant and equipment, reductions	21,834	24,858
Net cash (used in) provided by investing activities	21,834	24,858

Cash flows from financing activities:
Contributed capital	—	(49,175)
Proceeds from convertible debt	360,900	—
Proceeds from promissory notes	93,090	—
Related party liabilities	44,376	—
Net cash (used in) provided for financing activities	498,366	(49,175)

Net increase (decrease) in cash	7,333	(14,823)

Cash, beginning of period	1,444	43,285
Cash, end of period	$8,777	$28,462

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2020

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

 Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of June 30, 2020 and December 31, 2019, the Company has deferred $1,780,751 and $1,511,096, respectively, in revenue, and $164,201 and $53,038 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2020 and December 31, 2019 is $0.

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

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of June 30, 2020 and December 31, 2019, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	June 30, 2020	December 31, 2019
	Level	Fair Value	Fair Value
Derivative Liability	3	$2,890,275	$2,273,269
Total Financial Liabilities		$2,890,275	$2,273,269

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As June 30, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of June 30, 2020, the Company accrued prepaid insurance expenses of $2,899 and as of December 31, 2019, the Company accrued prepaid insurance expenses and employee wages of $9,467.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Computer Equipment	$18,313	$18,313
Leasehold Improvements	48,549	48,549
Machinery	250,762	250,762
Vehicles	6,717	6,717
Total	324,341	324,341
Less accumulated depreciation	(229,973)	(208,139)

Net	$94,368	$116,202

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

ROU assets and lease liabilities related to our operating lease is as follows:

	June 30,	December 31,
	2020	2019
Right-of-use assets	$376,524	$392,664
Current lease liabilities	—	—
Non-current lease liabilities	$376,524	$392,664

NOTE 7 – ACCURED LIABILITIES

As of June 30, 2020 and December 31, 2019, accrued liabilities were comprised of the following:

	June 30,	December 31,
	2020	2019
Accrued liabilities
Accrued wages	$100,818	$5,784
Credit card	18,936	16,659
Payroll liabilities	(103)	(644)
Reimbursable expenses	5,212	—
Sales tax payable	35,977	35,740
Warranty	5,000	5,000
Total accrued expenses	$165,840	$62,539

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

Changes in unearned revenue for the periods ended June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Unearned revenue, beginning of the period	$1,511,096	$1,905,346
Billings in excess of revenue during the period	351,310	536,420
Recognition of unearned revenue in prior periods	(81,655)	(930,670)
Unearned revenue, end of the period	$1,780,751	$1,511,096

As of June 30, 2020 and December 31, 2019, the Company has recorded $164,201 and $53,038, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2020	2019
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	—	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	—	31,285
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	—	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	73,418	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	100,000	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	75,000	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	25,000	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	25,750	25,750
Auctus Fund #9	57,000	4/12/2019	1/12/2020	12%	Variable	57,000	57,000
Auctus Fund #10	31,000	7/22/2020	7/22/2020	12%	Variable	31,000	31,000
CBP #3	30,000	5/1/2020	5/1/2021	10%	Variable	30,000	—
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	—	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	—	73,305
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	—	25,000
EMA Financial #5	80,500	1/30/2020	10/31/2020	10%	Variable	80,500	—
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	34,857	74,933
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
Power Up Lending #9	68,000	1/2/2020	1/2/2021	10%	Variable	68,000	—
Power Up Lending #10	53,000	2/13/2020	2/13/2021	10%	Variable	53,000	—
Power Up Lending #11	73,000	4/6/2020	4/6/321	10%	Variable	73,000	—
Power Up Lending #12	53,000	5/4/2020	5/4/2021	10%	Variable	53,000	—
Power Up Lending #13	63,000	6/3/2020	6/3/2021	10%	Variable	63,000	—
Tri-Bridge	15,000	5/26/2020	5/26/2021	10%	Variable	15,000	—
						967,525	933,247
Debt discount						(504,661)	(100,137)
Financing costs/Original issue discount						(16,858)	(3,726)
Notes payable, net of discount						$446,006	$829,384

During the six months ending June 30, 2020, the Company received proceeds from new convertible notes of $360,900, and reclassified accounts payable of $44,000 into convertible notes payable. The Company recorded no payments on their convertible notes, default penalties of $79,920, and conversions of $481,142 of convertible note principal. The Company recorded loan fees on new convertible notes of $30,600, which increased the debt discounts recorded on the convertible notes during the six months ending June 30, 2020. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $209,094 on their convertible note debt discounts and loan fees. As of June 30, 2020, the convertible notes payable are convertible into 356,557,799 Convert to stock split shares of the Company’s common stock.

During the six months ended June 30, 2020, the Company recorded interest expense of $109,845 on its convertible notes payable. During the six months ended June 30, 2020, the Company recorded conversions of $209,408 of convertible note interest and $29,775 in conversion fees. As of June 30, 2020, the accrued interest balance was $141,066.

As of June 30, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for the period ending June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Balance, beginning of period	$2,273,269	$15,347,154
Initial recognition of derivative liability	2,731,152	—
Conversion of derivative instruments to Common Stock	(3,282,202)	(5,077)
Mark-to-Market adjustment to fair value	1,168,056	(13,068,808)
Balance, end of period	$2,890,275	$2,273,269

During the period ended June 30, 2020 and December 31, 2019, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $2,731,152 and $0, respectively.

During the period ended June 30, 2020 and December 31, 2019, in conjunction with convertible notes payable accrued interest being converted into common stock of the Company, derivative liabilities were reduced by $3,282,202 and $5,077, respectively.

For the period ended June 30, 2020 and December 31, 2019, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and the carrying amount of the derivative liability related to the conversion feature and recognized a loss of $1,168,056 and a gain on the derivative liability valuation of $13,068,808, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the six months ended June 30, 2020, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate .08% - .37%, (2) term of 0.12 years – 4.06 years, (3) expected stock volatility of 280.75% - 1,563.40%, (4) expected dividend rate of 0%, (5) common stock price of $0.001 - $0.03, and (6) exercise price of $0.0008 - $0.03.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis, Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the six months ended June 30, 2020, the Company accrued wages of $100,000, accrued interest of $1,500 and made payments of $21,260.

Pursuant to the Merger Agreement, Mr. Lewis is to receive 500,000 shares of Preferred Series A shares, valued at $5,000,000. The shares are convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital. During the six months ended June 30, 2020, the Company issued 500,000 shares of Preferred Series A to Mr. Lewis and $500 was reclassed from liabilities for unissued shares to equity.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the six months ended June 30, 2020, the Company accrued $25,000 in consulting fees in connection to his agreement.

Mr. Daniel Rushford, former President

During the six months ended June 30, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,265 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,265.

NOTE 12 – LONG TERM DEBT

As of June 30, 2020 and December 31, 2019, long term debt was comprised of the following:

	June 30,	December 31,
	2020	2019
Long term debt
Equipment lease	$—	$1,952
Equipment loan	115,614	115,614
Line of credit	100,528	96,664
Other loans	61,588	93,657
Total long term debt	$277,730	$307,887

On May 11, 2020, the Company was granted a loan (the “Loan”) from BSD Capital, LLC dba Lendistry, in the amount of $61,558, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 11, 2020, issued by the Borrower, matures on May 11, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on November 11, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

On April 6, 2020, the Company executed an addendum to the Distribution & Licensing Agreement dated November 19, 2019, with Bgreen Partners, Inc. The Company issued 400,000 Preferred Series A shares at a price of $10.00 per share convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

During the six months ended June 30, 2020, 185,177 shares of Series A Preferred stock were converted to 232,920,612 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $371,090, which was recorded to the statement of operations.

During the six months ended June 30, 2020, 500,000 shares of Preferred Series A Shares were issued pursuant to the Merger Agreement, and a $500 liability for unissued shares was reclassed to equity.

As of June 30, 2020, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 1,114,823 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

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

During the six months ended June 30, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,265 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,265.

During the six months ended June 30, 2020, 185,177 shares of Series A Preferred stock were converted to 232,920,612 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $371,090, which was recorded to the statement of operations.

During the six months ended June 30, 2020, the holders of a convertible notes converted $481,142 of principal, $209,488 of accrued interest and $29,775 in conversion fees into 291,334,909 shares of common stock. The common stock was valued at $3,282,202 based on the market price of the Company’s stock on the date of conversion.

As of June 30, 2020, 10,000,000,000 were authorized, of which 526,590,517 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at June 30, 2020:

June 30,
2020
Net operating loss	$3,256,908
Statutory rate	21%
Expected tax recovery	683,951
Change in valuation allowance	(683,951)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	683,951
Less: valuation allowance	(683,951)
Net deferred tax asset	$—

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

On April 6, 2020, the Company executed an addendum to the Distribution & Licensing Agreement dated November 19, 2019, with Bgreen Partners, Inc. The Company issued 400,000 Preferred Series A shares at a price of $10.00 per share convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

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

NOTE 17 – SUBSEQUENT EVENTS

Convertible Notes

On July 2, 2020, the Company entered in a Convertible Promissory Note in the amount of $25,000. The note is unsecured, bears interest at 10% per annum, and matures on July 2, 2021.

On July 7, 2020, the Company entered in a Convertible Promissory Note in the amount of $25,000. The note is unsecured, bears interest at 10% per annum, and matures on July 7, 2021.

Subsequent Issuances

During the period of July 1 to August 13, 2020, the holders of a convertible notes converted $534,590 of principal, accrued interest and conversion fees into 307,612,420 shares of common stock.

During the period of July 1 to August 13, 2020, 238,443 shares of Series A preferred stock were converted to 549,883,688 common shares in accordance with the conversion terms.

On August 5, 2020, a warrant holder exercised the warrant and the Company issued 38,506,326 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2020. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2019 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenues:

The Company’s revenues were $56,554 for the three months ended June 30, 2020 compared to $518,528 for the three months ended June 30, 2019. The decrease is due to the office closing due to COVID-19.

Cost of Sales:

The Company’s cost of materials was $35,647 for the three months ended June 30, 2020, compared to $343,871 for the three months ended June 30, 2019. The decrease was due to an increase in unfinished projects due to COVID-19.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2020, and June 30, 2019, were $4,242,534 and $251,229, respectively. The increase was primarily attributable to an increase in share-based compensation of $4,000,000.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2020 and 2019 was $(2,265,746) and $(9,190), respectively. Other income (expense) consisted of losses on derivative valuation, and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt and a loss on conversion of Preferred Series A stock to common stock.

Net Loss:

Net loss for the three months ended June 30, 2020 was $6,487,373 compared with $85,862 for the three months ended June 30, 2019. The increased loss can be explained by the loss in fair value of the derivative instruments in the three months ended June 30, 2020.

Results for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues:

The Company’s revenues were $95,488 for the six months ended June 30, 2020 compared to $850,496 for the six months ended June 30, 2019. The decrease is due to the office closing due to COVID-19.

Cost of Sales:

The Company’s cost of materials was $57,270 for the six months ended June 30, 2020, compared to $650,840 for the six months ended June 30, 2019. The decrease was due to an increase in unfinished projects due to COVID-19.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2020, and June 30, 2019, were $4,545,025 and $521,452, respectively. The increase was primarily attributable to an increase in share-based compensation of $4,000,000.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2020 and 2019 was $(4,116,995) and $(26,963), respectively. Other income (expense) consisted of losses on derivative valuation, and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt and a loss on conversion of Preferred Series A stock to common stock.

Net Loss:

Net loss for the six months ended June 30, 2020 was $8,623,762 compared with $348,759 for the six months ended June 30, 2019. The increased loss can be explained by the loss in fair value of the derivative instruments in the six months ended June 30, 2020.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30, 2020	December 31, 2019
	$	$
Current Assets	697,315	435,164
Current Liabilities	6,692,234	6,109,932
Working Capital (Deficit)	(5,994,919)	(5,674,768)

As of June 30, 2020, the Company had $8,777 and $1,185,187 in cash and total assets, as well as $7,346,488 in total liabilities as compared to $1,444 and $949,010 in cash and total assets, and $6,810,483 in total liabilities as of December 31, 2019. The decrease in cash was due to a decrease in revenue. The increase in total liabilities was primarily attributed to the increase in accrued liabilities billings in excess of revenue and derivative liabilities.

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

	June 30, 2020	June 30, 2019
	$	$
Cash Flows from (used in) Operating Activities	(512,867)	9,494
Cash Flows from (used in) Investing Activities	21,834	24,858
Cash Flows from (used in) Financing Activities	498,366	(49,175)
Net Increase (decrease) in Cash During Period	7,333	(14,823)

During the six months ended June 30, 2020, cash from (used in) operating activities was $(512,867) compared to $9,494 for the six months ended June 30, 2019. The variance is primarily resulted from the derivative liability fair value fluctuation and share based compensation.

During the six months ended June 30, 2020 cash from investing activities was $21,834 compared to $24,858 for the six months ended June 30, 2019. The decrease in cash from investing activity is due to the depreciation of fixed assets.

During the six months ended June 30, 2020 cash from (used in) financing activities was $498,366 compared to $(49,175) for the six months ended June 30, 2019. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt during the six months ended June 30, 2020.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On April 6, 2020, the Company executed an addendum to the Distribution & Licensing Agreement dated November 19, 2019, with Bgreen Partners, Inc. The Company issued 400,000 Preferred Series A shares at a price of $10.00 per share convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

During the six months ended June 30, 2020, 500,000 shares of Preferred Series A Shares were issued pursuant to the Merger Agreement, and a $500 liability for unissued shares was reclassed to equity.

During the six months ended June 30, 2020, 185,177 shares of Series A Preferred stock were converted to 232,920,612 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $371,090, which was recorded to the statement of operations.

During the six months ended June 30, 2020, the holders of a convertible notes converted $481,142 of principal, $209,488 of accrued interest and $29,775 in conversion fees into 291,334,909 shares of common stock. The common stock was valued at $3,282,202 based on the market price of the Company’s stock on the date of conversion.

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

BrewBilt Manufacturing Inc.

Date: August 14, 2020	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.