Form 10-Q
period 2020-09-30
BrewBilt Manufacturing Inc.
filed 2020-11-13
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐   No ☒

As of November 11, 2020, there were 2,462,792,070 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on April 14, 2020.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$80,058	$1,444
Accounts receivable	54,940	323,779
Earnings in excess of billings	191,162	53,038
Inventory	47,151	47,280
Prepaid expenses	883	9,467
Other current assets	—	156
Total current assets	374,194	435,164

Property, plant and equipment, net	85,363	116,202
Right-of-use asset	368,248	392,664
Security deposit	16,980	4,980

TOTAL ASSETS	$844,785	$949,010

LIABILITIES
Current Liabilities:
Accounts payable	$809,192	$947,655
Accrued interest	79,040	250,592
Accrued liabilities	286,649	62,539
Billings in excess of revenue	478,845	1,511,096
Convertible notes payable, net of discount	75,904	829,384
Derivative liabilities	1,285,625	2,273,269
Liability for unissued shares	175,825	151,325
Promissory notes payable, net of discount	97,298	—
Related party liabilities	142,152	84,072
Total Current Liabilities	3,430,530	6,109,932

Long term debt	279,531	307,887
Operating lease liabilities	368,248	392,664

Total liabilities	4,078,309	6,810,483

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	851	400
851,000 shares issued and outstanding at September 30, 2020
400,000 shares issued and outstanding at December 31, 2019
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized	1	1
1,000 shares issued and outstanding at June 30, 2020
1,000 shares issued and outstanding at December 31, 2019
Common stock, $0.001 par value; 10,000,000,000 authorized	1,874,269	10,343
1,874,269,389 shares issued and outstanding at September 30, 2020
10,343,330 shares issued and outstanding at December 31, 2019
Additional paid in capital	(5,641,396)	(15,240,774)
Accumulated deficit	532,751	9,368,557
Total Shareholders’ Equity (Deficit)	(3,233,524)	(5,861,473)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$844,785	$949,010

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$927,012	$558,656	$1,022,499	$1,409,153
Cost of sales	163,525	453,610	220,795	1,104,451
Gross profit	763,487	105,046	801,704	304,702

Operating expenses:
Consulting fees	17,163	15,000	4,054,413	45,000
G&A expenses	46,293	100,971	221,059	305,153
Professional fees	78,850	—	195,570	7,451
Salaries and wages	70,628	124,248	286,916	404,067
Total operating expenses	212,934	240,219	4,757,958	761,671

Loss from operations	550,553	(135,173)	(3,956,254)	(456,969)

Other income (expense):
Gain (loss) on derivative liability valuation	305,406	—	(2,997,742)	—
Loss on conversion	(616,357)	—	(987,447)	—
Interest expense	(444,846)	(7,066)	(887,563)	(34,029)
Total other expenses	(755,797)	(7,066)	(4,872,752)	(34,029)

Net loss before income taxes	(205,244)	(142,239)	(8,829,006)	(490,998)
Income tax expense	(6,800)	—	(6,800)	—
Net loss	$(212,044)	$(142,239)	$(8,835,806)	$(490,998)

Per share information
Weighted number of common shares outstanding, basic and diluted	1,359,512,034	—	529,606,195	—
Net loss per common share	$(0.00016)	$—	$(0.01668)	$—

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three, Six and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	400,000	$400	1,000	$1	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,473)
Conversion of promissory notes to stock	—	—	—	—	32,260,676	32,261	366,617	—	398,878
Derivative settlements	—	—	—	—	—	—	(50,586)	—	(50,586)
Cancellation of stock issued for services	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Preferred stock issued per agreement	500,000	500	—	—	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	(2,136,389)	(2,136,389)
Balance as of March 31, 2020	900,000	$900	1,000	$1	34,595,672	$34,596	$(14,967,000)	$7,232,168	$(7,699,335)

Conversion of promissory notes to stock	—	—	—	—	259,074,233	259,074	4,421,942	—	4,681,016
Derivative settlements	—	—	—	—	—	—	(1,026,700)	—	(1,026,700)
Preferred stock issued for services	400,000	400	—	—	—	—	3,999,600	—	4,000,000
Preferred stock converted to common stock	(185,177)	(185)	—	—	232,920,612	232,921	138,355	—	371,091
Net loss	—	—	—	—	—	—	—	(6,487,373)	(6,487,373)
Balance as of June 30, 2020	1,114,823	$1,115	1,000	$1	526,590,517	$526,591	$(7,433,803)	$744,795	$(6,161,301)

Conversion of promissory notes to stock	—	—	—	—	554,136,908	554,137	2,147,327	—	2,701,464
Derivative settlements	—	—	—	—	—	—	(177,999)	—	(177,999)
Preferred stock converted to common stock	(263,823)	(264)	—	—	632,339,244	632,339	(15,719)	—	616,356
Warrant exercise	—	—	—	—	161,202,720	161,202	(161,202)	—	—
Net loss	—	—	—	—	—	—	—	(212,044)	(212,044)
Balance as of September 30, 2020	851,000	$851	1,000	$1	1,874,269,389	$1,874,269	$(5,641,396)	$532,751	$(3,233,524)

Balance as of December 31, 2018	—	$—	—	$—	—	$—	$(303,375)	$(722,748)	$(1,026,123)
Capital distributions	—	—	—	—	—	—	(22,296)	—	(22,296)
Net loss	—	—	—	—	—	—	—	(262,897)	(262,897)
Balance as of March 31, 2019	—	$—	—	$—	—	$—	$(325,671)	$(985,645)	$(1,311,316)

Capital distributions	—	—	—	—	—	—	(26,879)	—	(26,879)
Net loss	—	—	—	—	—	—	—	(85,862)	(85,862)
Balance as of June 30, 2019	—	$—	—	$—	—	$—	$(352,550)	$(1,071,507)	$(1,424,057)

Capital distributions	—	—	—	—	—	—	(25,268)	—	(25,268)
Net loss	—	—	—	—	—	—	—	(142,239)	(142,239)
Balance as of September 30, 2019	—	$—	—	$—	—	$—	$(377,818)	$(1,213,746)	$(1,591,564)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,835,806)	$(490,998)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	473,587	—
Change in derivative liability	2,997,742	—
Loss on conversion	987,447	—
Common stock issued for services	(25,000)	—
Preferred stock issued for services	4,000,000	—
Liability for unissued shares due to agreements	25,000	—
Decrease (increase) in operating assets
Accounts receivable	268,839	533,023
Deposits	(12,000)	—
Earnings in excess of billings	(138,124)	301,841
Inventory	129	—
Prepaid expenses	8,584	(2,863)
Other assets	156	2,082
Increase (decrease) in operating liabilities
Accounts payable	(119,728)	(895)
Accrued interest	403,736	5,982
Accrued liabilities	224,110	(5,049)
Earnings in excess of revenues	(1,032,251)	(228,490)
Long term debt	(28,356)	(100,133)
Net cash (used in) provided by operating activities	(801,935)	14,500

Cash flows from investing activities
Property, plant and equipment, reductions	30,839	36,363
Net cash (used in) provided by investing activities	30,839	36,363

Cash flows from financing activities:
Contributed capital	—	(74,443)
Proceeds from convertible debt	698,540	—
Proceeds from promissory notes	93,090	—
Related party liabilities	58,080	—
Net cash (used in) provided for financing activities	849,710	(74,443)

Net increase (decrease) in cash	78,614	(23,580)

Cash, beginning of period	1,444	43,285
Cash, end of period	$80,058	$19,705

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$34,029

Schedule of non-cash investing & financing activities
Lease adoption recognition	$—	$423,360

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2020

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

All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food & beverage processing , the company is now building systems that are pharmaceutical grade for clients involved in distillation for the cannabis and hemp industries, thus making the revenue potential much greater. BrewBilt buys materials and components mostly from California suppliers which enables them to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the country. The company is aggressively pursuing international orders and has held meetings with the Center for International Trade Development and U.S. Commercial Service to develop international opportunities. Presently, a great deal of sales interest in coming from Mexico, Japan, Europe, and Australia.

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

 Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of September 30, 2020 and December 31, 2019, the Company has deferred $478,845 and $1,511,096, respectively, in revenue, and $191,162 and $53,038 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2020 and December 31, 2019 is $0.

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

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of September 30, 2020 and December 31, 2019, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2020	December 31, 2019
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,285,625	$2,273,269
Total Financial Liabilities		$1,285,625	$2,273,269

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As September 30, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward.

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

As of September 30, 2020, the Company accrued prepaid insurance expenses of $883 and as of December 31, 2019, the Company accrued prepaid insurance expenses and employee wages of $9,467.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Computer Equipment	$18,313	$18,313
Leasehold Improvements	48,549	48,549
Machinery	250,762	250,762
Vehicles	6,717	6,717
Total	324,341	324,341
Less accumulated depreciation	(238,978)	(208,139)

Net	$85,363	$116,202

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

ROU assets and lease liabilities related to our operating lease is as follows:

	September 30,	December 31,
	2020	2019
Right-of-use assets	$368,248	$392,664
Current lease liabilities	—	—
Non-current lease liabilities	$368,248	$392,664

NOTE 7 – ACCURED LIABILITIES

As of September 30, 2020 and December 31, 2019, accrued liabilities were comprised of the following:

	September 30,	December 31,
	2020	2019
Accrued liabilities
Accrued wages	$125,569	$5,784
Credit card	19,893	16,659
Customer deposits	103,550	—
Payroll liabilities	(103)	(644)
Sales tax payable	32,740	35,740
Warranty	5,000	5,000
Total accrued expenses	$286,649	$62,539

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

Changes in unearned revenue for the periods ended September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Unearned revenue, beginning of the period	$1,511,096	$1,905,346
Billings in excess of revenue during the period	316,347	536,420
Recognition of unearned revenue in prior periods	(1,348,598)	(930,670)
Unearned revenue, end of the period	$478,845	$1,511,096

As of September 30, 2020 and December 31, 2019, the Company has recorded $191,162 and $53,038, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2020	2019
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	—	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	—	31,285
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	—	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	—	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	—	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	—	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	—	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	—	25,750
Auctus Fund #9	57,000	4/12/2019	1/12/2020	12%	Variable	—	57,000
Auctus Fund #10	31,000	7/22/2020	7/22/2020	12%	Variable	—	31,000
Auctus Fund #11	113,000	8/19/2020	8/19/2021	12%	Variable	113,000	—
CBP #3	30,000	5/1/2020	5/1/2021	10%	Variable	30,000	—
CBP #4	30,000	7/23/2020	7/23/2021	10%	Variable	30,000	—
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	—	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	—	73,305
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	—	25,000
EMA Financial #6	80,500	8/17/2020	5/17/2021	12%	Variable	80,500	—
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	34,857	74,933
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
Optempus #1	25,000	7/2/2020	7/2/2021	10%	Variable	25,000	—
Optempus #2	25,000	7/7/2020	7/2/2021	10%	Variable	25,000	—
Power Up Lending #11	73,000	4/6/2020	4/6/321	10%	Variable	73,000	—
Power Up Lending #12	53,000	5/4/2020	5/4/2021	10%	Variable	53,000	—
Power Up Lending #13	63,000	6/3/2020	6/3/2021	10%	Variable	63,000	—
Power Up Lending #14	43,000	7/30/2020	7/30/2021	10%	Variable	43,000	—
Power Up Lending #15	53,000	9/21/2020	9/21/2021	10%	Variable	53,000	—
Tri-Bridge #1	15,000	5/26/2020	5/26/2021	10%	Variable	15,000	—
Tri-Bridge #2	25,000	7/24/2020	7/24/2021	10%	Variable	25,000	—
						$773,357	$933,247
Debt discount						(642,097)	(100,137)
Financing costs/Original issue discount						(55,356)	(3,726)
Notes payable, net of discount						$75,904	$829,384

During the nine months ending September 30, 2020, the Company received proceeds from new convertible notes of $698,540, and reclassified accounts payable of $44,000 into convertible notes payable. The Company recorded no payments on their convertible notes, default penalties of $194,920, and conversions of $1,184,909 of convertible note principal. The Company recorded loan fees on new convertible notes of $87,460, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2020. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $473,587 on their convertible note debt discounts and loan fees. As of September 30, 2020, the convertible notes payable are convertible into 384,712,480 Convert to stock split shares of the Company’s common stock.

During the nine months ended September 30, 2020, the Company recorded interest expense of $155,252 on its convertible notes payable. During the nine months ended September 30, 2020, the Company recorded conversions of $341,092 of convertible note interest and $39,275 in conversion fees. As of September 30, 2020, the accrued interest balance was $54,868.

As of September 30, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – DERIVATIVE LIABILITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for convertible notes and warrants for the period ending September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Balance, beginning of period	$2,273,269	$15,347,154
Initial recognition of derivative liability	3,675,034	—
Conversion of derivative instruments to Common Stock	(4,960,896)	(5,077)
Mark-to-Market adjustment to fair value	298,218	(13,068,808)
Balance, end of period	$1,285,625	$2,273,269

During the period ended September 30, 2020 and December 31, 2019, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable and warrants of $3,675,034 and $0, respectively.

During the period ended September 30, 2020 and December 31, 2019, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company and cashless exercise of warrants, derivative liabilities were reduced by $4,960,896 and $5,077, respectively.

For the period ended September 30, 2020 and December 31, 2019, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and warrants, and the carrying amount of the derivative liability related to the conversion feature, and recognized a loss of $298,218 and a gain on the derivative liability valuation of $13,068,808, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the nine months ended September 30, 2020, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate .08% - .37%, (2) term of 0.12 years – 4.89 years, (3) expected stock volatility of 169.67% - 1,563.40%, (4) expected dividend rate of 0%, (5) common stock price of $0.001 - $0.03, and (6) exercise price of $0.0008 - $0.03.

These instruments were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability, or any net investment in a foreign operation. The instruments do not qualify for hedge accounting, and as such, all future changes in the fair value will be recognized in earnings until such time as the instruments are exercised, converted, or expire.

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis, Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the nine months ended September 30, 2020, the Company accrued wages of $150,000, interest of $3,126 and made payments of $55,509.

Pursuant to the Merger Agreement, Mr. Lewis is to receive 500,000 shares of Preferred Series A shares, valued at $5,000,000. The shares are convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital. During the nine months ended September 30, 2020, the Company issued 500,000 shares of Preferred Series A to Mr. Lewis and $500 was reclassed from liabilities for unissued shares to equity.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the nine months ended September 30, 2020, the Company made payments of $27,500 to amounts due to Mr. Lewis and $22,838 was advanced to the Company by Mr. Lewis. As of September 30, 2019 and December 31, 2018, the Company owed Mr. Lewis $1,143 and $5,805, respectively for advances to the Company.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the nine months ended September 30, 2020, the Company accrued $37,500 in consulting fees in connection to his agreement.

Mr. Daniel Rushford, former President

During the nine months ended September 30, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,265 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,265.

NOTE 12 – LONG TERM DEBT

As of September 30, 2020 and December 31, 2019, long term debt was comprised of the following:

	September 30,	December 31,
	2020	2019
Long term debt
Equipment lease	$—	$1,952
Equipment loan	115,614	115,614
Line of credit	102,329	96,664
Other loans	61,588	93,657
Total long term debt	$279,531	$307,887

Paycheck Protection Program Loan

On May 11, 2020, the Company was granted a loan (the “Loan”) from BSD Capital, LLC dba Lendistry, in the amount of $61,558, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated May 11, 2020, issued by the Borrower, matures on May 11, 2022, and bears interest at a rate of 1% per annum, payable monthly commencing on November 11, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

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

During the nine months ended September 30, 2020, 449,000 shares of Series A Preferred stock were converted to 865,259,856 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $987,447 which was recorded to the statement of operations.

During the nine months ended September 30, 2020, 500,000 shares of Preferred Series A Shares were issued pursuant to the Merger Agreement, and a $500 liability for unissued shares was reclassed to equity.

As of September 30, 2020, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 851,000 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

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

During the nine months ended September 30, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,265 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,265.

During the nine months ended September 30, 2020, 449,000 shares of Series A Preferred stock were converted to 865,259,856 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $987,447 which was recorded to the statement of operations.

During the nine months ended September 30, 2020, the holders of a convertible notes converted $1,184,809 of principal, $341,092 of accrued interest and $39,275 in conversion fees into 897,520,532 shares of common stock. The common stock was valued at $4,823,926 based on the market price of the Company’s stock on the date of conversion.

As of September 30, 2020, 10,000,000,000 were authorized, of which 1,874,269,389 shares are issued and outstanding.

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

During the nine months ended September 30, 2020, warrant holders exercised the warrants and the Company issued 161,202,720 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

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

The deferred tax asset and the valuation allowance consist of the following at September 30, 2020:

September 30,
2020
Net operating loss	$3,509,865
Statutory rate	21%
Expected tax recovery	737,072
Change in valuation allowance	(737,072)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	737,072
Less: valuation allowance	(737,072)
Net deferred tax asset	$—

As of the date of this filing, the Company is current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward.

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

NOTE 17 – SUBSEQUENT EVENTS

Convertible Notes

On October 14, 2020, the Company entered in a Convertible Promissory Note in the amount of $43,000. The note is unsecured, bears interest at 10% per annum, and matures on October 14, 2021.

On October 21, 2020, the Company entered in a Convertible Promissory Note in the amount of $50,000. The note is unsecured, bears interest at 12% per annum, and matures on July 21, 2021.

Subsequent Issuances

On October 1, 2020, 40,000 shares of Preferred Series A stock was converted in to 105,263,158 shares of common stock.

On October 6, 2020, 17,640 shares of Preferred Series A stock was converted in to 88,200,000 shares of common stock.

On October 13, 2020, the holder of a convertible note converted a total of $30,000 of principal into 14,285,714 shares of our common stock.

On October 13, 2020, the holder of a convertible note converted a total of $32,000 of principal into 15,238,095 shares of our common stock.

On October 14, 2020, the holder of a convertible note converted a total of $14,650 of principal and interest into 6,976,190 shares of our common stock.

On October 27, 2020, 9,000 shares of Preferred Series A stock was converted in to 40,000,000 shares of common stock.

On October 27, 2020, 21,600 shares of Preferred Series A stock was converted in to 90,000,000 shares of common stock.

On October 27, 2020, 25,000 shares of Preferred Series A stock was converted in to 100,000,000 shares of common stock.

On October 28, 2020, 13,500 shares of Preferred Series A stock was converted in to 90,000,000 shares of common stock.

On November 5, 2020, the holder of a convertible note converted a total of $25,000 of principal into 16,666,667 shares of our common stock.

On November 6, 2020, the holder of a convertible note converted a total of $30,650 of principal and interest into 21,892,857 shares of our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2020. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2019 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events, or circumstances or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues:

The Company’s revenues were $927,012 for the three months ended September 30, 2020 compared to $558,656 for the three months ended September 30, 2019. The increase is due to a back-up on projects while the office was short staffed due to COVID-19. The Company saw an increase in customer orders completed and delivered during the third quarter.

Cost of Sales:

The Company’s cost of materials was $163,525 for the three months ended September 30, 2020, compared to $453,610 for the three months ended September 30, 2019. The decrease was due to the company implementing a reformatted costing structure, thereby decreasing expenses, and increasing profitability.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2020, and September 30, 2019, were $212,934 and $240,219, respectively. The decrease was primarily attributable to a decrease in wages and office expenses.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2020 and 2019 was $(765,265) and $(7,066), respectively. Other income (expense) consisted of losses on derivative valuation, and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt and a loss on conversion of Preferred Series A stock to common stock.

Net Loss:

Net loss for the three months ended September 30, 2020 was $221,512 compared with $142,239 for the three months ended September 30, 2019. The increased loss can be explained by and increase in interest expenses and a loss on conversion of Preferred Series A stock to common stock.

Results for the Nine months Ended September 30, 2020 Compared to the Nine months Ended September 30, 2019

Revenues:

The Company’s revenues were $1,022,499 for the nine months ended September 30, 2020 compared to $1,409,153 for the nine months ended September 30, 2019. The decrease is due to the office closing due to COVID-19 and fewer projects were completed.

Cost of Sales:

The Company’s cost of materials was $220,795 for the nine months ended September 30, 2020, compared to $1,104,451 for the nine months ended September 30, 2019. The decrease was due to the company implementing a reformatted costing structure, thereby decreasing expenses, and increasing profitability.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2020, and September 30, 2019, were $4,757,958 and $761,671, respectively. The increase was primarily attributable to an increase in share-based compensation of $4,000,000.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2020 and 2019 was $(4,882,220) and $(34,029), respectively. Other income (expense) consisted of losses on derivative valuation, and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt and a loss on conversion of Preferred Series A stock to common stock.

Net Loss:

Net loss for the nine months ended September 30, 2020 was $8,845,274 compared with $490,998 for the nine months ended September 30, 2019. The increased loss can be explained by the loss in fair value of the derivative instruments, a loss on conversion of Preferred Series A stock to common stock, and in increase in interest expenses during the nine months ended September 30, 2020.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30, 2020	December 31, 2019
	$	$
Current Assets	374,194	435,164
Current Liabilities	3,430,530	6,109,932
Working Capital (Deficit)	(3,056,336)	(5,674,768)

As of September 30, 2020, the Company had $80,058 and $844,785 in cash and total assets, as well as $4,087,309 in total liabilities as compared to $1,444 and $949,010 in cash and total assets, and $6,810,483 in total liabilities as of December 31, 2019. The increase in working capital is due to an increase in revenue recognized and a decrease in convertible notes payable, due to principal and interest converted during the nine months ended September 30, 2020.

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

	September 30, 2020 $	September 30, 2019 $
Cash Flows from (used in) Operating Activities	(801,835)	14,500
Cash Flows from (used in) Investing Activities	30,839	36,363
Cash Flows from (used in) Financing Activities	849,710	(74,443)
Net Increase (decrease) in Cash During Period	78,614	(23,580)

During the nine months ended September 30, 2020, cash from (used in) operating activities was $(801,835) compared to $14,500 for the nine months ended September 30, 2019. The variance is primarily resulted from the derivative liability fair value fluctuation and share based compensation.

During the nine months ended September 30, 2020 cash from investing activities was $30,839 compared to $36,363 for the nine months ended September 30, 2019. The decrease in cash from investing activity is due to the depreciation of fixed assets.

During the nine months ended September 30, 2020 cash from (used in) financing activities was $78,614 compared to $(23,580) for the nine months ended September 30, 2019. The increase in cash from financing activity primarily resulted from an increase in the proceeds from convertible debt during the nine months ended September 30, 2020.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow, and we will work to retain additional qualified individuals to ensure a proper segregation of duties. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

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

During the nine months ended September 30, 2020, 500,000 shares of Preferred Series A Shares were issued pursuant to the Merger Agreement, and a $500 liability for unissued shares was reclassed to equity.

During the nine months ended September 30, 2020, 449,000 shares of Series A Preferred stock were converted to 865,259,856 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $987,447 which was recorded to the statement of operations.

During the nine months ended September 30, 2020, the holders of a convertible notes converted $1,184,809 of principal, $341,092 of accrued interest and $39,275 in conversion fees into 897,520,532 shares of common stock. The common stock was valued at $4,823,926 based on the market price of the Company’s stock on the date of conversion.

During the nine months ended September 30, 2020, warrant holders exercised the warrants and the Company issued 161,202,720 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

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

BrewBilt Manufacturing Inc.

Date: November 13, 2020	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.