Form 10-K
period 2020-12-31
BrewBilt Manufacturing Inc.
filed 2021-03-31
CIK 1641751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ☐ No ☒

On June 30, 2020, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $4,633,777, based upon the closing price on that date of the Common Stock of the registrant of $0.0088. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 15, 2021, the Registrant had 4,211,058,579 shares of common stock issued and outstanding.

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

As used in this Annual Report, the terms “we,” “us,” “Company,” “our”, and “BrewBilt” mean BrewBilt Manufacturing, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Company Overview

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel. Founded in 2014, the company began in a backyard shop by Jeff Lewis with a vision of creating a profitable company in “Rural America” by hiring excellent personnel, designing and fabricating products to exceed customer’s expectations and compensating craftsmen with living wages and profit sharing to financially sustain their families within the community. Mr. Lewis has 15+ years of experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works, a nationally recognized manufacturer of craft beer brewing equipment located in the Northwest. The Company has grown from 3 employees in 2015 to 12 in 2020.

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

The Board of Directors dismissed Daniel Rushford as an officer and director, specifically as the Chief Executive Officer, Chairman of the Board, and Corporate (President) of the Company effective November 22, 2019. Effective November 22, 2019, Daniel Rushford had a new revised Employment Agreement which appointed him as Manager of the CBD Pet Supply Division, a non-director/officer position which includes returning to Treasury 1,000 Preferred Series B Control Shares, and an annual salary of $36,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

The Board of Directors appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company, effective November 22, 2019. Jeffrey was provided with an Employment Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

Jeffrey Lewis is 47 years old. As the founder of BrewBilt Manufacturing, LLC, a multiple million-dollar sales and manufacturing company, he has 15 years of experience managing engineering, design and fabrication teams that custom design and fabricate integrated stainless steel distillation and brewing systems for the beverage, pharmaceutical, cannabis and hemp industries. Mr. Lewis has been a part of the design team which builds CBD cold-water and alcohol -based extraction systems in the US, and he will take charge of VTNL, and continue to drive his products into both the cannabis and brewing markets.

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

At a time when the overall beer industry saw a decrease in sales of 1% in 2020, the craft beer industry saw 5% growth. 70% of the volume that is produced by active breweries for the industry provide regional sales in the United States. 22% of the organizations are classified as microbreweries. Approximately 6% are brewpubs, while 1% list themselves as a contract brewing organization.

In 2020, there were over 196 million barrels of beer produced for sale in the United States. This volume was a 1.2% decrease from the year before. The craft beer industry still saw a 5% increase in volume as well, producing 24.8 million barrels of beer.

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

Industry Overview

In 2008, there were just over 1,500 breweries in the United States. As of late 2020, there were 7,450+ breweries in America. That’s growth of nearly 500% in ten years – for a market that had been stagnant for decades. Millennials interest in craft beer and microbreweries in a staple of its generation and the trend isn’t slowing down. From 2017 to 2018, nearly 1,000 new breweries opened in the US. Combine that with the rise of brewpubs, home-brewing kits, and the overall microbrewery culture and the numbers become even more impressive.

Recent U.S. Brewery Count

	2014	2015	2016	2017	2018	2017 to 2018 % Change
Craft	3,814	4,628	5,539	6,490	7,346	+13.2
Regional Craft Breweries	135	178	186	202	230	+13.9
Micro breweries	2,076	2,626	3,251	3,933	4,522	+15.0
Brewpubs	1,603	1,824	2,102	2,355	2,594	+10.1
Large/Non-Craft	46	44	67	106	104
Total U.S. Breweries	3,869	4,672	5,606	6,596	7,450	+12.9

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

Current Operations

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel. Founded in 2014, the company began in a backyard shop by Jeff Lewis with a vision of creating a profitable company in “Rural America” by hiring excellent personnel, designing and fabricating products to exceed customer’s expectations and compensating craftsmen with living wages and profit sharing to financially sustain their families within the community. Mr. Lewis has 15+ years experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works, a nationally recognized manufacturer of craft beer brewing equipment located in the Northwest. The Company has grown from 3 employees in 2015 to 9 in 2017. Since inception, BrewBilt has successfully grown its business by closing sales of approximately $350,000 in 2015, $900,000 in 2016, $1,500,000 in 2017, $1,800,000 in 2018 and $1,589,728 in 2019. In 2020, sales dropped to $1,379,580, which was primary due to COVID-19.

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

Employees and Consultants

As of the date of this filing, BrewBilt as 12 employees. Samuel Berry is a Director. Our suppliers include various consultants for manufacturing, new business development and marketing.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets under the symbol “BBRW”. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low closing prices for our common stock per quarter as reported by the OTCQB for the period from January 1, 2020 through December 31, 2020, and January 1, 2019 through December 31, 2019, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	For the Year Ended December 31
	2020		2019
	High	Low	High	Low
First Quarter	0.1000	0.0010	0.0002	0.0001
Second Quarter	0.0300	0.0007	0.0001	0.0001
Third Quarter	0.0010	0.0002	0.0001	0.0001
Fourth Quarter	0.0007	0.0001	0.3030	0.0030

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

As of December 31, 2020, there were 3,534,022,455 shares of the registrant’s $0.001 par value common stock issued and outstanding, which were held by 32 shareholders of record.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, 734,000 shares of Series A Preferred stock were converted to 2,416,667,054 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

During the year ended December 31, 2020, the holders of a convertible notes converted $1,388,809 of principal, $351,376 of accrued interest and $39,275 in conversion fees into 1,023,817,685 shares of common stock. The common stock was valued at $8,141,166 based on the market price of the Company’s stock on the date of conversion.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2020

On January 1, 2021, the Company issued 10,000 Series A Preferred Shares at $10 per share to Bennett Buchanan pursuant to a Consulting Agreement.

On January 5, 2021, 7,500 shares of Preferred Series A stock was converted into 93,750,000 shares of common stock.

On January 13, 2021, 20,000 shares of Preferred Series A stock was converted into 100,000,000 shares of common stock.

On January 19, 2021, 20,000 shares of Preferred Series A stock was converted into 76,923,077 shares of common stock.

On January 28, 2021, 20,000 shares of Preferred Series A stock was converted into 40,000,000 shares of common stock.

On January 29, 2021, 12,360 shares of Preferred Series A stock was converted into 82,400,000 shares of common stock.

On February 1, 2021, the holder of a convertible note converted a total of $26,315 of principal and interest into 29,835,680 shares of our common stock.

On February 3, 2021, the holder of a convertible note converted a total of $45,150 of principal and interest into 34,730,769 shares of our common stock.

On February 5, 2021, 20,000 shares of Preferred Series A stock was converted into 30,769,231 shares of common stock.

On February 11, 2021, the holder of a convertible note converted a total of $39,837 of principal and interest into 29,862,679 shares of our common stock.

On February 17, 2021, the holder of a convertible note converted a total of $21,924 of principal, interest, and fees and into 18,000,000 shares of our common stock.

On February 22, 2021, the holder of a convertible note converted a total of $86,591 of principal, interest, and fees into 45,240,835 shares of our common stock.

On February 23, 2021, 20,000 shares of Preferred Series A stock was converted into 21,739,131 shares of common stock.

On February 26, 2021, 20,000 shares of Preferred Series A stock was converted into 34,722,222 shares of common stock.

On February 26, 2021, 25,000 shares of Preferred Series A stock was converted into 39,062,500 shares of common stock.

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

Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues:

The Company’s revenues were $1,379,580 for the year ended December 31, 2020 compared to $1,589,728 for the year ended December 31, 2019. The decrease was due to the impact of COVID-19.

Cost of Sales:

The Company’s cost of materials was $455,360 for the year ended December 31, 2020, compared to $1,209,341 for the year ended December 31, 2019. The decrease was due to the impact of COVID-19.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended December 31, 2020, and December 31, 2019, were $9,905,885 and $974,624, respectively. The increase was primarily attributable to share-based compensation pursuant to Licensing and Distribution Agreements.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2020 and 2019 was $(7,343,185) and $10,685,542, respectively. Other income (expense) consisted of gain or loss on derivative valuation, gain or loss on disposal of assets, goodwill impairment and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Profit (Loss):

Net profit (loss) for the year ended December 31, 2020 was $(16,324,850), compared with $10,091,305 for the year ended December 31, 2019. The decreased profit can be explained by the increase in share-based consulting fees and the loss in fair value of the derivative instruments in the year ended December 31, 2020.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	December 31, 2020	December 31, 2019
	$	$
Current Assets	223,729	435,164
Current Liabilities	4,281,072	6,142,765
Working Capital (Deficit)	(4,057,343)	(5,057,601)

As of December 31, 2020, the Company had $72,764 and $597,016 in cash and total assets, as well as $4,766,420 in total liabilities as compared to $1,444 and $949,010 in cash and total assets, and $6,810,483 in total liabilities as of December 31, 2019. The decrease in assets was due to a decrease in accounts receivable. The decrease in total liabilities was primarily attributed to a decrease in notes payable and interest due to note holder conversions to common stock.

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

	December 31, 2020 $	December 31, 2019 $
Cash Flows from (used in) Operating Activities	(964,667)	(68,516)
Cash Flows from (used in) Investing Activities	(33,823)	22,408
Cash Flows from (used in) Financing Activities	1,069,810	4,267
Net Increase (decrease) in Cash During Period	71,320	(41,841)

During the year ended December 31, 2020, cash from (used in) operating activities was $(964,667) compared to $(68,516) for the year ended December 31, 2019. The variance is primarily resulted from the loss on derivative liabilities, loss on conversions and share-based compensation reported in 2020.

During the year ended December 31, 2020 cash from (used in) investing activities was $(33,823) compared to $22,408 for the year ended December 30, 2018. The variance is primary due to fixed asset additions in 2020 and fixed asset disposals in 2019.

During the year ended December 30, 2020, cash from financing activity was $1,069,810 compared to $4,267 for the year ended December 30, 2019. The variance primarily resulted from an increase in proceeds from convertible and promissory notes during the year ended December 30, 2020.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrewBilt Manufacturing, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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
March 31, 2021

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$72,764	$1,444
Accounts receivable	97,701	323,779
Earnings in excess of billings	489	53,038
Inventory	44,223	47,280
Prepaid expenses	8,552	9,467
Other current assets	—	156
Total current assets	223,729	435,164

Property, plant and equipment, net	109,339	116,202
Right-of-use asset	246,968	392,664
Security deposit	16,980	4,980

TOTAL ASSETS	$597,016	$949,010

LIABILITIES
Current Liabilities:
Accounts payable	$843,882	$947,655
Accrued interest	106,639	250,592
Accrued liabilities	286,997	62,539
Billings in excess of revenue	71,280	1,511,096
Current operating lease liabilities	42,977	32,833
Convertible notes payable, net of discount	149,988	829,384
Derivative liabilities	2,373,176	2,273,269
Liability for unissued shares	150,825	151,325
Promissory notes payable, net of discount	101,056	—
Related party liabilities	154,252	84,072
Total Current Liabilities	4,281,072	6,142,765

Long term debt	281,357	307,887
Non-current operating lease liabilities	203,991	359,831

Total liabilities	4,766,420	6,810,483

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	1,120	400
1,120,000 shares issued and outstanding at December 31, 2020
400,000 shares issued and outstanding at December 31, 2019
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized	1	1
1,000 shares issued and outstanding at December 31, 2020
1,000 shares issued and outstanding at December 31, 2019
Common stock, $0.001 par value; 20,000,000,000 authorized	3,534,022	10,343
3,534,022,455 shares issued and outstanding at December 31, 2020
10,343,330 shares issued and outstanding at December 31, 2019
Additional paid in capital	(748,254)	(15,240,774)
Retained earnings	(6,956,293)	9,368,557
Total shareholders’ equity (deficit)	(4,169,404)	(5,861,473)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$597,016	$949,010

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended
	December 31,
	2020	2019
Sales	$1,379,580	$1,589,728
Cost of sales	455,360	1,209,341
Gross profit	924,220	380,387

Operating expenses:
Consulting fees	9,069,113	65,300
G&A expenses	334,175	378,147
Professional fees	238,397	15,539
Salaries and wages	264,200	515,638
Total operating expenses	9,905,885	974,624

Loss from operations	(8,981,665)	(594,237)

Other income (expense):
Debt forgiveness	—	3,822
Gain (loss) on derivative liability valuation	(4,147,008)	13,068,808
Gain (loss) on disposal of asset	—	(13,769)
Goodwill impairment	—	(2,289,884)
Loss on conversion	(1,986,272)	—
Interest expense	(1,209,905)	(83,435)
Total other expenses	(7,343,185)	10,685,542

Net loss before income taxes	(16,324,850)	10,091,305
Income tax expense	—	—
Net loss	$(16,324,850)	$10,091,305

Per share information
Weighted number of common shares outstanding, basic	1,073,467,865	2,827,388
Net income (loss) per common share	$(0.01521)	$3.5691
Weighted number of common shares outstanding, diluted	1,073,467,865	192,762,345
Net income (loss) per common share	$(0.01521)	$0.0524

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	—	—	—	—	—	—	(303,375)	(722,748)	(1,026,123)

Capital distributions	—	—	—	—	—	—	(65,671)	—	(65,671)
Effect of reverse merger	400,000	400	1,000	1	9,943,330	9,943	(14,878,053)	—	(14,867,709)
Conversion of promissory notes to stock	—	—	—	—	400,000	400	9,000	—	9,400
Derivative settlements	—	—	—	—	—	—	(2,675)	—	(2,675)
Net profit	—	—	—	—	—	—	—	10,091,305	10,091,305
Balance as of December 31, 2019	400,000	$400	1,000	$1	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,473)

Conversion of promissory notes to stock	—	—	—	—	1,023,817,685	1,023,818	7,117,348	—	8,141,166
Derivative settlements	—	—	—	—	—	—	(1,131,095)	—	(1,131,095)
Preferred stock converted to common stock	(734,000)	(734)	—	—	2,416,667,054	2,416,667	(843,662)	—	1,572,271
Common stock converted to preferred stock	54,000	54	—	—	(70,000,000)	(70,000)	483,946	—	414,000
Preferred stock issued per agreement	500,000	500	—	—	—	—	—	—	500
Preferred stock issued for services	900,000	900	—	—	—	—	8,999,100	—	9,000,000
Cancellation of stock issued for services	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Preferred stock transferred from related party to settle debt	—	—	—	—	—	—	20,000	—	20,000
Related party debt settled to additional paid in capital	—	—	—	—	—	—	50,342	—	50,342
Warrant exercise	—	—	—	—	161,202,720	161,202	(161,202)	—	—
Net loss	—	—	—	—	—	—	—	(16,324,850)	(16,324,850)
Balance as of December 31, 2020	1,120,000	$1,120	1,000	$1	3,534,022,455	$3,534,022	$(748,254)	$(6,956,293)	$(4,169,404)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,324,850)	$10,091,305
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	755,428	15,676
Change in derivative liability	4,147,008	(13,068,808)
Depreciation and amortization of fixed assets	40,685	—
Goodwill impairment	—	2,289,884
Loss on conversion	1,986,272	—
Loss on disposal of asset	—	13,769
Gain on obsolete inventory	17,375	—
Common stock issued for services	25,342	—
Preferred stock issued for services	9,000,000	—
Liability for unissued shares due to agreements	—	500
Decrease (increase) in operating assets
Accounts receivable	226,078	663,675
Deposits	(12,000)	—
Earnings in excess of billings	52,549	291,096
Inventory	(14,318)	5,608
Prepaid expenses	915	(6,900)
Other assets	156	2,246
Increase (decrease) in operating liabilities
Accounts payable	(65,038)	76,274
Accrued interest	441,619	33,594
Accrued liabilities	224,458	(31,653)
Earnings in excess of revenues	(1,439,816)	(394,250)
Long term debt	(26,530)	(50,532)
Net cash (used in) provided by operating activities	(964,667)	(68,516)

Cash flows from investing activities
Effect of reverse merger	—	(64,433)
Property, plant and equipment, additions	(33,823)	(20,968)
Property, plant and equipment, reductions	—	107,809
Net cash (used in) provided by investing activities	(33,823)	22,408

Cash flows from financing activities:
Proceeds from convertible debt	906,540	—
Proceeds from promissory notes	93,090	—
Related party liabilities	70,180	4,267
Net cash (used in) provided for financing activities	1,069,810	4,267

Net increase (decrease) in cash	71,320	(41,841)

Cash, beginning of period	1,444	43,285
Cash, end of period	$72,764	$1,444

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$11,072	$—

Schedule of non-cash investing & financing activities
Lease adoption recognition	$—	$423,360
Stock issued for debt conversion	$6,873,101	$1,148
Discount from derivative	$1,183,510	$—
Preferred stock converted to common stock	$2,416,667	$—
Common stock converted to preferred stock	$70,000	$—
Cashless warrant exercise	$161,202	$—

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

COVID-19

The Company began seeing the impact of the COVID-19 pandemic on its business in early March 2020. The direct financial impact of the pandemic has primarily shown in significantly reduced production from the on-premises channel and higher labor and safety-related costs at the Company’s manufacturing facility. In addition to these direct financial impacts, COVID-19 related safety measures resulted in a reduction of manufacturing productivity. The Company will continue to assess and manage this situation and will provide a further update in each quarterly earnings release, to the extent that the effects of the COVID-19 pandemic are then known more clearly.

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of December 31, 2020 and December 31, 2019, the Company has deferred $71,280 and $1,511,096, respectively, in revenue, and $489 and $53,038 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2020 and December 31, 2019 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2021, the Company wrote off $17,246 in obsolete inventory to the statement of operations.

Goodwill

The excess of the cost over the fair value of net assets of acquired in the Merger is recorded as goodwill. Goodwill is not subject to amortization, but is reviewed for impairment annually, or more frequently whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. An impairment charge would be recorded to the extent the carrying value of goodwill exceeds its estimated fair value. The testing of goodwill under established guidelines for impairment requires significant use of judgment and assumptions. Changes in forecasted operations and other assumptions could materially affect the estimated fair values. Changes in business conditions could potentially require adjustments to these asset valuations. During the year ended December 31, 2019, the Company reviewed the goodwill recorded in the Merger and determined that an impairment expense of $2,289,884 was required.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of December 31, 2020 and December 31, 2019, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	December 31, 2020	December 31, 2019
	Level	Fair Value	Fair Value
Derivative Liability	3	$2,373,176	$2,273,269
Total Financial Liabilities		$2,373,176	$2,273,269

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2020 and December 31, 2019, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

In February 2016, the FASB issued ASU 2016-02 (ASC Topic 842), Leases. The ASU amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new lease guidance on January 1, 2019.

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

The Board of Directors dismissed Daniel Rushford as an officer and director, specifically as the Chief Executive Officer, Chairman of the Board, and Corporate (President) of the Company effective November 22, 2019. Effective November 22, 2019, Daniel Rushford had a new revised Employment Agreement which appointed him as Manager of the CBD Pet Supply Division, a non-director/officer position which includes returning to Treasury 1,000 Preferred Series B Control Shares, and an annual salary of $36,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

Prepaid expenses and other current assets consisted of the following:

	December 31
	2020	2019
Prepaid insurance expense	$3,691	$8,467
Prepaid rent expense	4,861	—
Prepaid wages	—	1,000
Other assets	—	156
	$8,552	$9,623

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Computer Equipment	$23,876	$18,313
Leasehold Improvements	59,121	48,549
Machinery	250,762	250,762
Software	17,688	—
Vehicles	6,717	6,717
	358,164	324,341
Less accumulated amortization	(702)	—
Less accumulated depreciation	(248,123)	(208,139)
	$109,339	$116,202

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our current lease has a remaining lease term of four years.

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

On January 1, 2020, the Company terminated the lease agreement dated January 1, 2018, and entered into a new office lease for the same space located in the Wolf Creek Industrial Building at 110 Spring Hill Dr. #10 Grass Valley, CA 95945. The lease has a term of 5 years, from January 1, 2020 through December 31, 2025, with a monthly rent of $4,861.

ROU assets and lease liabilities related to our operating lease is as follows:

	December 31,
	2020	2019
Right-of-use assets	$246,968	$392,664
Current lease liabilities	42,977	32,833
Non-current lease liabilities	203,991	359,831

NOTE 7 – ACCURED LIABILITIES

As of December 31, 2020 and December 31, 2019, accrued liabilities were comprised of the following:

	December 31,
	2020	2019
Accrued liabilities
Accrued wages	$123,663	$5,784
Credit card	19,893	16,659
Customer deposits	103,550	—
Payroll liabilities	—	(644)
Sales tax payable	34,891	35,740
Warranty	5,000	5,000
Total accrued expenses	$286,997	$62,539

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

Changes in unearned revenue for the periods ended December 31, 2020 and December 31, 2019 were as follows:

	December 31,
	2020	2019
Unearned revenue, beginning of the period	$1,511,096	$1,905,346
Billings in excess of revenue during the period	71,280	536,420
Recognition of unearned revenue in prior periods	(1,511,096)	(930,670)
Unearned revenue, end of the period	$71,280	$1,511,096

As of December 31, 2020 and December 31, 2019, the Company has recorded $489 and $53,038, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2020 and December 31, 2019, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2020	2019
APG Capital #2	31,500	6/25/2018	6/25/2019	12%	Variable	—	31,500
Auctus Fund #2	84,000	1/10/2018	10/10/2018	24%	Variable	—	31,285
Auctus Fund #3	175,000	2/6/2018	11/6/2018	24%	Variable	—	175,000
Auctus Fund #4	90,000	3/6/2018	12/6/2018	24%	Variable	—	90,000
Auctus Fund #5	100,000	6/14/2018	3/14/2019	24%	Variable	—	100,000
Auctus Fund #6	75,000	8/13/2018	5/13/2019	12%	Variable	—	75,000
Auctus Fund #7	25,000	10/11/2018	7/11/2019	12%	Variable	—	25,000
Auctus Fund #8	25,750	12/20/2018	9/20/2019	12%	Variable	—	25,750
Auctus Fund #9	57,000	4/12/2019	1/12/2020	12%	Variable	—	57,000
Auctus Fund #10	31,000	7/22/2019	7/22/2020	12%	Variable	—	31,000
Auctus Fund #11	113,000	8/19/2020	8/19/2021	12%	Variable	113,000	—
CBP #3	30,000	5/1/2020	5/1/2021	10%	Variable	30,000	—
CBP #4	30,000	7/23/2020	7/23/2021	10%	Variable	30,000	—
EMA Financial #2	50,000	12/15/2017	12/15/2018	12%	Variable	—	8,474
EMA Financial #3	100,000	3/5/2018	3/5/2019	24%	Variable	—	73,305
EMA Financial #4	25,000	10/10/2018	7/10/2019	24%	Variable	—	25,000
EMA Financial #6	80,500	8/17/2020	5/17/2021	12%	Variable	80,500	—
EMA Financial #7	50,000	10/21/2020	7/21/2021	12%	Variable	50,000	—
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	34,857	74,933
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
GPL Ventures	25,000	10/14/2020	10/14/2021	10%	Variable	25,000	—
Mammoth Corp	33,000	11/19/2020	8/19/2021	0%	Variable	33,000	—
Optempus #1	25,000	7/2/2020	7/2/2021	10%	Variable	25,000	—
Optempus #2	25,000	7/7/2020	7/2/2021	10%	Variable	25,000	—
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	15,000	—
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	40,000	—
Power Up Lending #14	43,000	7/30/2020	7/30/2021	10%	Variable	43,000	—
Power Up Lending #15	53,000	9/21/2020	9/21/2021	10%	Variable	53,000	—
Power Up Lending #16	43,000	10/14/2020	10/14/2021	10%	Variable	43,000	—
Power Up Lending #17	43,500	12/7/2020	12/7/2021	10%	Variable	43,500	—
Tri-Bridge #1	15,000	5/26/2020	5/26/2021	10%	Variable	15,000	—
Tri-Bridge #2	25,000	7/24/2020	7/24/2021	10%	Variable	10,000	—
						$818,857	$933,247
Debt discount						(597,670)	(100,137)
Financing costs/Original issue discount						(71,199)	(3,726)
Notes payable, net of discount						$149,988	$829,384

During the year ending December 31, 2020, the Company received proceeds from new convertible notes of $906,540, and reclassified accounts payable of $44,000 into convertible notes payable. The Company recorded no payments on their convertible notes, default penalties of $194,920, and conversions of $1,388,809 of convertible note principal. The Company recorded loan fees on new convertible notes of $128,960, which increased the debt discounts recorded on the convertible notes during the year ending December 31, 2020. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $755,428 on their convertible note debt discounts and loan fees. As of December 31, 2020, the convertible notes payable are convertible into 1,033,763,211  shares of the Company’s common stock.

During the year ended December 31, 2019, the Company’s convertible notes had a variable conversion rate, and therefore, the Company accounted for their conversion features as derivative instruments (see Note 10). The Company recorded amortization of $13,796 on their convertible note debt discounts and $1,880 on loan fees. As of December 31, 2019, the convertible notes payable were convertible into 136,100,371 shares of the Company’s common stock.

During the year ended December 31, 2020, the Company recorded interest expense of $180,599 on its convertible notes payable. During the year ended December 31, 2020, the Company recorded conversions of $351,376 of note interest and $39,275 in conversion fees. As of December 31, 2020, the accrued interest balance was $69,931.

During the year ended December 31, 2019, the Company recorded interest expense of $23,211 on its convertible notes payable. During the year ended December 31, 2019, the Company recorded conversions of $1,148 of convertible note interest and $500 in conversion fees. As of December 31, 2019, the accrued interest balance was $240,709.

As of December 31, 2020, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – DERIVATIVE LIABIITIES

The following table represents the Company’s derivative liability activity for the embedded conversion features for convertible notes and warrants for the period ending December 31, 2020 and December 31, 2019:

	December 31,	December 31,
	2020	2019
Balance, beginning of period	$2,273,269	$15,347,154
Initial recognition of derivative liability	4,142,864	—
Conversion of derivative instruments to Common Stock	(5,230,611)	(5,077)
Mark-to-Market adjustment to fair value	1,187,654	(13,068,808)
Balance, end of period	$2,373,176	$2,273,269

During the period ended December 31, 2020 and December 31, 2019, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable and warrants of $4,142,864 and $0, respectively.

During the period ended December 31, 2020 and December 31, 2019, in conjunction with convertible notes payable principal and accrued interest being converted into common stock of the Company and cashless exercise of warrants, derivative liabilities were reduced by $5,230,611 and $5,077, respectively.

For the period ended December 31, 2020 and December 31, 2019, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes and warrants, and the carrying amount of the derivative liability related to the conversion feature and recognized a loss of $1,187,654 and a gain on the derivative liability valuation of $13,068,808, respectively.

The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date. During the year ended December 31, 2020, the company used the following assumptions in their Black-Scholes model: (1) risk free interest rate .08% - .37%, (2) term of 0.12 years – 4.64 years, (3) expected stock volatility of 162.98% - 1,563.40%, (4) expected dividend rate of 0%, (5) common stock price of $0.001 - $0.03, and (6) exercise price of $0.0007 - $0.03.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis, Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2020, the Company accrued wages of $200,000, interest of $4,815 and made payments of $113,415.

Pursuant to the Merger Agreement, Mr. Lewis is to receive 500,000 shares of Preferred Series A shares, valued at $5,000,000. The shares are convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital. On March 1, 2020, the Company issued 500,000 shares of Preferred Series A to Mr. Lewis and $500 was reclassed from liabilities for unissued shares to equity.

On May 22, 2020, Mr. Lewis converted 49,000 Preferred Series A Shares at a price of $10 per share into 70,000,000 shares of common stock at a price of $.0077 per share. The conversion resulted in a loss of $49,000 which was recorded to the statement of operations.

On November 20, 2020, Mr. Lewis converted 70,000,000 common shares at a price of $.0018 per share into 54,000 Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2020, the Company made payments of $27,900 to amounts due to Mr. Lewis and $22,838 was advanced to the Company by Mr. Lewis. As of December 31, 2020 and December 31, 2019, the Company owed Mr. Lewis $743 and $5,805, respectively for advances to the Company.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the year ended December 31, 2020, the Company accrued $50,000 in consulting fees in connection to his agreement.

Mr. Daniel Rushford, former President

On March 17, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,342 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,342. On December 31, 2020, Mr. Rushford agreed to forgive the debt and $50,342 was recorded to additional paid in capital.

NOTE 12 – LONG TERM DEBT

As of December 31, 2020 and December 31, 2019, long term debt was comprised of the following:

	December 31,
	2020	2019
Long term debt
Equipment lease	$—	$1,952
Equipment loan	115,614	115,614
Line of credit	104,155	96,664
Other loans	61,588	93,657
Total long term debt	$281,357	$307,887

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

On March 1, 2020, 500,000 shares of Preferred Series A Shares were issued pursuant to the Merger Agreement, and a $500 liability for unissued shares was reclassed to equity.

On April 6, 2020, the Company executed an addendum to the Distribution & Licensing Agreement dated November 19, 2019, with Bgreen Partners, Inc. The Company issued 400,000 Preferred Series A shares at a price of $10.00 per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

On October 15, 2020, the Company entered into an IP Purchase and License Agreement with Maguire & Associates, LLC in the amount of $5,000,000. The Company issued 500,000 Preferred Series A shares at a price of $10.00 per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

On November 20, 2020, Mr. Lewis converted 70,000,000 common shares at a price of $.0018 per share into 54,000 Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

During the year ended December 31, 2020, 734,000 shares of Series A Preferred stock were converted to 2,416,667,054 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

As of December 31, 2020, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 1,120,000 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

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

On March 17, 2020, the Company’s former President cancelled 8,008,334 shares of common stock issued to settle debt of $25,342 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,342. On December b31, 2020, Mr. Rushford agreed to forgive the debt and $50,342 was recorded to additional paid in capital.

On March 25, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 5,000,000,000 to 10,000,000,000 with a par value of $0.001.

On November 20, 2020, Mr. Lewis converted 70,000,000 common shares at a price of $.0018 per share into 54,000 Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

On December 4, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 10,000,000,000 to 20,000,000,000 with a par value of $0.001.

During the year ended December 31, 2020, 734,000 shares of Series A Preferred stock were converted to 2,416,667,054 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

During the year ended December 31, 2020, the holders of a convertible notes converted $1,388,809 of principal, $351,376 of accrued interest and $39,275 in conversion fees into 1,023,817,685 shares of common stock. The common stock was valued at $8,141,166 based on the market price of the Company’s stock on the date of conversion.

As of December 31, 2020, 20,000,000,000 were authorized, of which 3,534,022,455 shares are issued and outstanding.

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

During the year ended December 31, 2020, warrant holders exercised the warrants and the Company issued 161,202,720 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2020:

December 31,
2020
Net operating loss	$1,418,471
Statutory rate	21%
Expected tax recovery	297,879
Change in valuation allowance	(297,879)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	297,879
Less: valuation allowance	(297,879)
Net deferred tax asset	$—

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

On October 15, 2020, the Company entered into an IP Purchase and License Agreement with Maguire & Associates, LLC (“Maguire”) in the amount of $5,000,000. The Company issued 500,000 Preferred Series A shares at a price of $10.00 per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company. The Company is responsible to pay Maguire an Annual License Maintenance Fee that is a non-refundable, non-recoverable and non-creditable annual license maintenance fee of $250,000 for each of the calendar years during the term of this Agreement, starting on October 15, 2021. The Annual License Maintenance Fees payment may be paid in either cash or in the form of Preferred Series A shares, whereas both Licensee and Maguire agree that the Company will issue 25,000 Preferred Series A shares in value of $10.00 per share. Maguire reserves the rights to sell said stock pursuant the Certificate of Designation of the Preferred Series A Stock.

Employee Agreement

On November 22, 2019, the Company entered into an Employment Agreement with Mr. Daniel Rushford. Mr. Rushford will receive an annual salary of $36,000 to be paid in equal monthly installments. Unpaid amounts will accrue annual interest of 6%. The term of the Agreement is for one year and is renewable upon mutual consent. As of December 31, 2020, the parties elected to not renew the Agreement.

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

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION

During the year ending December 31, 2020 , the Company had the following non-cash investing and financing activities:

-	Issued stock for debt increasing common stock by $1,023,818, increasing additional paid in capital by $5,849,283, reducing notes payable by $1,388,809, reducing accrued interest by $351,376, and reducing derivative liability by $5,093,641.

-	Increased debt discount and increased derivative liability by $1,183,510 to record derivative liabilities at the inception of new notes.

-	Increased common stock by $2,416,667 and decreased preferred stock and additional paid in capital by $734 and $2,415,933, respectively, to record preferred stock converted to common stock.

-	Increased preferred stock and additional paid in capital by $54 and $69,946, respectively, and decreased common stock by $70,000, to record common stock converted to preferred stock.

-	Increased common stock by $161,202 and decreased additional paid in capital and derivative liabilities by $24,231 and $136,971, respectively, to record warrants exercised.

NOTE 18 – SUBSEQUENT EVENTS

Consulting Agreement

On January 1, 2021, the Company entered into a Consulting Agreement with Bennett Buchanan to assist with marketing, advertising, customer relations, and licensing and compliance regulatory requirements. The term of the Agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a thirty-day written notice. The Company will pay the Consultant a monthly fee of $3,000 and $100,000 in Series A Stock during the term of the agreement. In addition, the Consultant will receive a 2% commission on gross sales for each customer sale closed by the Consultant.

Notes Payable

On January 5, 2021, the Company entered into a Promissory Note in the amount of $50,000. The note is unsecured, bears interest at 12% per annum, and matures on January 5, 2022.

On January 14, 2021, the Company entered into a Convertible Promissory Note in the amount of $43,500. The note is unsecured, bears interest at 10% per annum, and matures on January 14, 2022.

On January 14, 2021, the Company entered into a Convertible Promissory Note in the amount of $25,000. The note is unsecured, bears interest at 10% per annum, and matures on July 14, 2021.

On February 10, 2021, the Company entered into a Convertible Promissory Note in the amount of $73,500. The note is unsecured, bears interest at 10% per annum, and matures on February 10, 2022.

Subsequent Issuances

On January 1, 2021, the Company issued 10,000 Series A Preferred Shares at $10 per share to Bennett Buchanan pursuant to a Consulting Agreement.

On January 5, 2021, 7,500 shares of Preferred Series A stock was converted into 93,750,000 shares of common stock.

On January 13, 2021, 20,000 shares of Preferred Series A stock was converted into 100,000,000 shares of common stock.

On January 19, 2021, 20,000 shares of Preferred Series A stock was converted into 76,923,077 shares of common stock.

On January 28, 2021, 20,000 shares of Preferred Series A stock was converted into 40,000,000 shares of common stock.

On January 29, 2021, 12,360 shares of Preferred Series A stock was converted into 82,400,000 shares of common stock.

On February 1, 2021, the holder of a convertible note converted a total of $26,315 of principal and interest into 29,835,680 shares of our common stock.

On February 3, 2021, the holder of a convertible note converted a total of $45,150 of principal and interest into 34,730,769 shares of our common stock.

On February 5, 2021, 20,000 shares of Preferred Series A stock was converted into 30,769,231 shares of common stock.

On February 11, 2021, the holder of a convertible note converted a total of $39,837 of principal and interest into 29,862,679 shares of our common stock.

On February 17, 2021, the holder of a convertible note converted a total of $21,924 of principal, interest, and fees and into 18,000,000 shares of our common stock.

On February 22, 2021, the holder of a convertible note converted a total of $86,591 of principal, interest, and fees into 45,240,835 shares of our common stock.

On February 23, 2021, 20,000 shares of Preferred Series A stock was converted into 21,739,131 shares of common stock.

On February 26, 2021, 20,000 shares of Preferred Series A stock was converted into 34,722,222 shares of common stock.

On February 26, 2021, 25,000 shares of Preferred Series A stock was converted into 39,062,500 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and/or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2020, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2020:

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

Management’s Remediation Initiatives

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2020, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2020:

Name	Age	Position with the Company	Position Held Since
Jef Lewis	49	President, Chief Executive Officer, Secretary, Treasurer and Director	November 22, 2019
Samuel Berry	42	Director	November 22, 2019

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Mr. Jef Lewis

Jeffrey Lewis is 47 years old. As the founder of BrewBilt Manufacturing, LLC, a multiple million-dollar sales and manufacturing company, he has 15+ years of experience managing engineering, design and fabrication teams that custom design and fabricate integrated stainless-steel distillation and brewing systems for the beverage, pharmaceutical, cannabis and hemp industries. Mr. Lewis has been a part of the design team which builds CBD cold-water and alcohol -based extraction systems in the US, and he will continue to drive his products into both the cannabis and brewing markets.

Mr. Samuel L. Berry

As a member of the Board of Directors of the Company, Samuel Berry resides in San Diego, California. A graduate from Keene State College in New Hampshire with a Bachelor of Science, and a graduate from Florida International University with his Master of Science, Mr. Berry offers the Company over 10 years of business experience in management related to fitness and health. Mr. Berry will take charge in new business development and oversight management for all products.

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

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jef Lewis	2020	200,000	—	—	—	—	—	—	200,000
President, CEO, Secretary,	2019	16,667	—	—	—	—	—	—	16,667
Treasurer and Director
Sam Berry	2020	50,000	—	—	—	—	—	—	50,000
Director	2019	4,167	—	—	—	—	—	—	4,167

Narrative Disclosure to Summary Compensation Table

Mr. Jef Lewis, Chief Executive Officer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2020, the Company accrued wages of $200,000, interest of $4,815 and made payments of $113,415.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the year ended December 31, 2020, the Company accrued $50,000 in consulting fees in connection to his agreement.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

Described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2020 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Sam Berry	Common	25,000	0.001%
57 Muddy River Ln.	Stock
Bowdoinham, ME 04008
Total Officers and Directors		25,000	0.00%

5% Shareholders	Common
	Stock	0	0.00%

1.	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	The percentage shown is based on denominator of 3,534,022,455 shares of common stock issued and outstanding for the company as of December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2020.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Jef Lewis

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the year ended December 31, 2020, the Company accrued wages of $200,000, interest of $4,815 and made payments of $113,415.

Pursuant to the Merger Agreement, Mr. Lewis is to receive 500,000 shares of Preferred Series A shares, valued at $5,000,000. The shares are convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital. On March 1, 2020, the Company issued 500,000 shares of Preferred Series A to Mr. Lewis and $500 was reclassed from liabilities for unissued shares to equity.

On May 22, 2020, Mr. Lewis converted 49,000 Preferred Series A Shares at a price of $10 per share into 70,000,000 shares of common stock at a price of $.0077 per share. The conversion resulted in a loss of $49,000 which was recorded to the statement of operations.

On November 20, 2020, Mr. Lewis converted 70,000,000 common shares at a price of $.0018 per share into 54,000 Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. During the year ended December 31, 2020, the Company made payments of $27,900 to amounts due to Mr. Lewis and $22,838 was advanced to the Company by Mr. Lewis. As of December 31, 2020 and December 31, 2019, the Company owed Mr. Lewis $743 and $5,805, respectively for advances to the Company.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the year ended December 31, 2020, the Company accrued $50,000 in consulting fees in connection to his agreement.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2020, the Company incurred auditing expenses of approximately $45,000, which includes audit and review engagement services. There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

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

BrewBilt Manufacturing Inc.

Date: March 31, 2021	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jef Lewis	Chief Executive Officer and Director	March 31, 2021
Jef Lewis

/s/ Jef Lewis	Chief Financial Officer	March 31, 2021
Jef Lewis