Form 10-Q
period 2021-03-31
BrewBilt Manufacturing Inc.
filed 2021-05-14
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 4,635,222,744 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.   For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 31, 2021.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$379,857	$72,764
Accounts receivable	910,338	97,701
Earnings in excess of billings	238,247	489
Inventory	68,478	44,223
Prepaid expenses	9,811	8,552
Total current assets	1,606,731	223,729

Property, plant, and equipment, net	112,210	109,339
Right-of-use asset	236,494	246,968
Security deposit	16,980	16,980

TOTAL ASSETS	$1,972,415	$597,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$780,169	$843,882
Accrued interest	120,235	106,639
Accrued liabilities	227,932	286,997
Billings in excess of revenue	1,530,671	71,280
Current operating lease liabilities	43,707	42,977
Convertible notes payable, net of discount	152,333	149,988
Derivative liabilities	1,935,295	2,373,176
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	216,716	101,056
Related party liabilities	200,836	154,252
Total Current Liabilities	5,358,719	4,281,072

Long term debt	283,119	281,357
Non-current operating lease liabilities	192,787	203,991

Total Liabilities	5,834,625	4,766,420

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	958	1,120
957,500 shares issued and outstanding at March 31, 2021
1,120,000 shares issued and outstanding at December 31, 2020
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized	1	1
1,000 shares issued and outstanding at March 31, 2021
1,000 shares issued and outstanding at December 31, 2020
Common stock, $0.001 par value; 20,000,000,000 authorized	4,351,431	3,534,022
4,351,431,054 shares issued and outstanding at March 31, 2021
3,534,022,455 shares issued and outstanding at December 31, 2020
Additional paid in capital	1,379,451	(748,254)
Retained earnings	(9,594,051)	(6,956,293)
Total stockholders’ deficit	(3,862,210)	(4,169,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,972,415	$597,016

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Sales	$13,251	$38,934
Cost of sales	7,614	21,623
Gross profit	5,637	17,311

Operating expenses:
Consulting fees	121,608	24,750
G&A expenses	150,525	82,712
Professional fees	80,702	47,370
Salaries and wages	51,166	147,660
Total operating expenses	404,001	302,492

Loss from operations	(398,364)	(285,181)

Other income (expense):
Debt forgiveness	13,924	—
Gain (loss) on derivative liability valuation	(1,033,712)	(1,710,732)
Loss on conversion	(786,315)	—
Interest expense	(433,291)	(140,476)
Total other expenses	(2,239,394)	(1,851,208)

Net loss before income taxes	(2,637,758)	(2,136,389)
Income tax expense	—	—
Net loss	$(2,637,758)	$(2,136,389)

Per share information

Weighted number of common shares outstanding, basic, and diluted	3,996,863,319	34,595,672
Net income (loss) per common share	$(0.0007)	$(0.0618)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the three months ended March 31, 2021 and 2020
(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance at December 31, 2020	1,120,000	$1,120	1,000	$1	3,534,022,455	$3,534,022	$(748,254)	$(6,956,293)	$(4,169,404)
Conversion of promissory notes to stock	—	—	—	—	175,060,588	175,061	1,448,275	—	1,623,336
Derivative settlements	—	—	—	—	—	—	435,301	—	435,301
Preferred stock converted to common stock	(172,500)	(172)	—	—	570,299,494	570,299	216,188	—	786,315
Preferred stock issued for services	10,000	10	—	—	—	—	99,990	—	100,000
Warrant exercise	—	—	—	—	72,048,517	72,049	(72,049)	—	—
Net loss	—	—	—	—	—	—	—	(2,637,758)	(2,637,758)
Balance at March 31, 2021	957,500	$958	1,000	$1	4,351,431,054	$4,351,431	$1,379,451	$(9,594,051)	$(3,862,210)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance at December 31, 2019	400,000	$400	1,000	$—	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,474)
Conversion of promissory notes to stock	—	—	—	—	32,260,676	32,261	366,617	—	398,878
Derivative settlements	—	—	—	—	—	—	(50,586)	—	(50,586)
Cancellation of stock issued for services	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Preferred stock issued per agreement	500,000	500	—	—	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	(2,136,389)	(2,136,389)
Balance at March 31, 2020	900,000	$900	1,000	$—	34,595,672	$34,596	$(14,967,000)	$7,232,168	$(7,699,336)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,637,758)	$(2,136,389)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	392,362	58,224
Change in derivative liability	1,033,712	1,710,732
Common stock issued for services	—	(25,000)
Debt forgiveness	(13,924)	—
Depreciation and amortization of fixed assets	8,950	—
Loss on conversion	786,315	—
Preferred stock issued for services	100,000	—
Liability for unissued shares due to agreements	—	25,000
Decrease (increase) in operating assets
Accounts receivable	(812,637)	(149,674)
Deposits	—	(12,000)
Earnings in excess of billings	(237,758)	(90,250)
Inventory	(24,255)	—
Prepaid expenses	(1,259)	9,098
Other assets	—	(65)
Increase (decrease) in operating liabilities
Accounts payable	(63,713)	(38,775)
Accrued interest	45,085	78,849
Accrued liabilities	90,909	51,721
Billings in excess of revenues	1,459,391	316,347
Long term debt	1,762	(33,710)
Net cash (used in) provided by operating activities	127,182	(235,892)

Cash flows from investing activities
Property, plant and equipment, additions	(11,821)	—
Property, plant and equipment, reductions	—	12,403
Net cash (used in) provided by investing activities	(11,821)	12,403

Cash flows from financing activities:
Proceeds from convertible debt	185,000	185,000
Proceeds from promissory notes	109,000	—
Related party liabilities	(102,268)	37,665
Net cash (used in) provided for financing activities	191,732	222,665

Net increase (decrease) in cash	307,093	(824)

Cash, beginning of period	72,764	1,444
Cash, end of period	$379,857	$620

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$11,072	$—

Schedule of non-cash investing & financing activities
Stock issued for debt conversion	$1,623,336	$398,878
Derivative settlements	$435,301	$(50,586)
Discount from derivative	$311,577	$185,000
Preferred stock converted to common stock	$786,315	$—
Preferred stock issued for services	$100,000	$500
Cashless warrant exercise	$72,049	$—
Cancellation of common stock issued for services	$—	$(50,265)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel. Founded in 2014, the company began in a backyard shop by Jeff Lewis with a vision of creating a profitable company in “Rural America” by hiring excellent personnel, designing and fabricating products to exceed customer’s expectations and compensating craftsmen with living wages and profit sharing to financially sustain their families within the community. Mr. Lewis has 15+ years of experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works, a nationally recognized manufacturer of craft beer brewing equipment located in the Northwest. The Company has grown from 3 employees in 2015 to 7 in 2021.

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

BrewBilt competes against a number of companies, most of which are selling mass produced equipment from China made from less costly inferior quality Chinese steel which often is neither food nor pharmaceutical grade quality. While this broader market is extremely competitive, there continues to be little competition and strong market demand for higher quality, custom designed, hand crafted and integrated systems that BrewBilt produces.

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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of March 31, 2021 and December 31, 2020, the Company has deferred $1,530,671 and $71,280, respectively, in revenue, and $238,247 and $489 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2021 and December 31, 2020 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2021, the Company wrote off $17,246 in obsolete inventory to the statement of operations. As of March 31, 2021 and December 31, 2020, the Company has inventory of $68,478 and $44,223, respectively.

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

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of March 31, 2021 and December 31, 2020, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	March 31, 2021	December 31, 2020
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,935,295	$2,373,176
Total Financial Liabilities		$1,935,295	$2,373,176

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2020, which is still open for examination.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ended March 31, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The Company has experienced net losses to date, and it has not generated sufficient revenue from operations to meet our operational overhead. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is preparing a strategy to meet operational shortfalls which may include equity funding, short term or long-term financing or debt financing, to enable the Company to reach profitable operations. Historically, the Company’s sole officer and director has provided short term loans to meet working capital shortfalls. We have recently entered into financing agreements with various third parties to meet our capital needs in fiscal 2021.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - PREPAID EXPENSES

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of March 31, 2021 and December 31, 2020, prepaid expenses consisted of the following:

	March 31,	December 31,
	2021	2020
Prepaid insurance expenses	$4,950	$3,691
Prepaid rent expense	4,861	4,861
	$9,811	$8,552

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Computer Equipment	$23,876	$23,876
Leasehold Improvements	59,121	59,121
Machinery	257,088	250,762
Software	23,183	17,688
Vehicles	6,717	6,717
	369,985	358,164
Less accumulated amortization	(3,395)	(702)
Less accumulated depreciation	(254,380)	(248,123)
	$112,210	$109,339

NOTE 5 – LEASES

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

Operating Leases

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our lease has a remaining lease term of less than 4 years.

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

ROU assets and lease liabilities related to our operating lease is as follows:

	March 31,	December 31,
	2021	2020
Right-of-use assets	$236,494	$246,968
Current operating lease liabilities	43,707	42,977
Non-current operating lease liabilities	192,787	203,991

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2021	$43,751
2022	58,334
2023	58,334
2024	58,334
2025	58,335
Total	277,088
Less imputed interest	40,594
Total liability	$236,494

NOTE 6 – ACCURED LIABILITIES

As of March 31, 2021 and December 31, 2020, accrued liabilities were comprised of the following:

	March 31,	December 31,
	2021	2020
Accrued liabilities
Accrued wages	$31,294	$123,663
Credit card	1,879	19,893
Customer deposits	103,550	103,550
Sales tax payable	86,209	34,891
Warranty	5,000	5,000
Total accrued expenses	$227,932	$286,997

NOTE 7 – BILLINGS IN EXCESS OF REVENUE AND EARNINGS IN EXCESS OF BILLINGS

Billings in excess of revenue is related to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. Earnings in excess of billings is related to the cost of sales associated with the customer products that are incomplete.

Changes in unearned revenue for the periods ended March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
Unearned revenue, beginning of the period	$71,280	$1,511,096
Billings in excess of revenue during the period	1,459,391	71,280
Recognition of unearned revenue in prior periods	—	(1,511,096)
Unearned revenue, end of the period	$1,530,671	$71,280

As of March 31, 2021 and December 31, 2020, the Company has recorded $238,247 and $489, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2021	2020
Auctus Fund #11	113,000	8/19/2020	8/19/2021	12%	Variable	113,000	113,000
CBP #3	30,000	5/1/2020	5/1/2021	10%	Variable	9,576	30,000
CBP #4	30,000	7/23/2020	7/23/2021	10%	Variable	30,000	30,000
EMA Financial #6	80,500	8/17/2020	5/17/2021	12%	Variable	—	80,500
EMA Financial #7	50,000	10/21/2020	7/21/2021	12%	Variable	50,000	50,000
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	—	34,857
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	12%	Variable	110,000	110,000
GPL Ventures #1	25,000	10/14/2020	10/14/2021	10%	Variable	25,000	25,000
GPL Ventures #2	25,000	3/10/2021	3/10/2022	10%	Variable	25,000	—
Mammoth Corp	33,000	11/19/2020	8/19/2021	0%	Variable	33,000	33,000
Optempus #1	25,000	7/2/2020	7/2/2021	10%	Variable	25,000	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	10%	Variable	25,000	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	15,000	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	40,000	40,000
Power Up Lending #14	43,000	7/30/2020	7/30/2021	10%	Variable	—	43,000
Power Up Lending #15	53,000	9/21/2020	9/21/2021	10%	Variable	—	53,000
Power Up Lending #16	43,000	10/14/2020	10/14/2021	10%	Variable	43,000	43,000
Power Up Lending #17	43,500	12/7/2020	12/7/2021	10%	Variable	43,500	43,500
Power Up Lending #18	43,500	1/14/2021	1/14/2022	10%	Variable	43,500	—
Power Up Lending #19	73,500	2/10/2021	2/10/2022	10%	Variable	73,500	—
Tri-Bridge #1	15,000	5/26/2020	5/26/2021	10%	Variable	15,000	15,000
Tri-Bridge #2	25,000	7/24/2020	7/24/2021	10%	Variable	10,000	10,000
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	25,000	—
						$754,076	$818,857
Debt discount						(556,156)	(597,670)
Financing costs/Original issue discount						(45,587)	(71,199)
Notes payable, net of discount						$152,333	$149,988

During the three months ending March 31, 2021, the Company received proceeds from new convertible notes of $185,000. The Company recorded no payments on their convertible notes and conversions of $256,781 of convertible note principal. The Company recorded loan fees on new convertible notes of $7,000, which increased the debt discounts recorded on the convertible notes during the three months ending March 31, 2021. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $385,702 on their convertible note debt discounts and loan fees. As of March 31, 2021, the convertible notes payable are convertible into 372,720,010  shares of the Company’s common stock.

During the three months ended March 31, 2021, the Company recorded interest expense of $26,016 on its convertible notes payable. During the three months ended March 31, 2021, the Company recorded conversions of $16,185 of note interest and $2,500 in conversion fees. As of March 31, 2021, the accrued interest balance was $79,762.

As of March 31, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 9 – PROMISSORY NOTES PAYABLE

On June 19, 2020, the Company received funding pursuant to a promissory note. for $108,000 of which $93,090 was received in cash and $14,910 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default) and matures on June 19, 2021. As of March 31, 2021, the company has amortized $11,642 of the financing costs to the statement of operations. As of March 31, 2021, the note has a principal balance of $108,000 and accrued interest of $10,119.

On January 5, 2021, the Company received funding pursuant to a promissory note. for $50,000 of which $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of March 31, 2021, the company has amortized $2,562 of the financing costs to the statement of operations. As of March 31, 2021, the note has a principal balance of $50,000 and accrued interest of $1,397.

On March 17, 2021, the Company received funding pursuant to a promissory note. for $80,500 of which $70,000 was received in cash and $10,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on March 17, 2022. As of March 31, 2021, the company has amortized $422 of the financing costs to the statement of operations. As of March 31, 2021, the note has a principal balance of $80,500 and accrued interest of $371.

NOTE 10 – DERIVATIVE LIABIITIES

During the three months ended March 31, 2021, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended March 31, 2021:

	Notes	Warrants	Total
Balance, beginning of period	$2,311,296	$61,880	$2,373,176
Initial recognition of derivative liability	1,233,308	126,577	1,359,885
Derivative settlements	(1,437,337)	(345,833)	(1,783,170)
Loss (gain) on derivative liability valuation	(551,954)	537,358	(14,596)
Balance, end of period	$1,555,313	$379,982	$1,935,295

Convertible Notes

The fair value at the commitment date for the convertible notes and warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2021:

Valuation date
Expected dividends	0%
Expected volatility	187.64% - 341.60%
Expected term	.12 - 1 year
Risk free interest	.01% - .18%

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

On June 19, 2020, the Company executed a Common Stock Purchase Warrant for 5,400,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.02 per share and expire on June 19, 2025.

On June 19, 2020, the Company executed a Common Stock Purchase Warrant for 5,400,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.02 per share and expire on June 19, 2025.

On July 23, 2020, the Company executed a Common Stock Purchase Warrant for 1,153,846 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.026 per share and expire on July 23, 2025.

On August 19, 2020, the Company executed a Common Stock Purchase Warrant for 5,650,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.02 per share and expire on August 19, 2025.

On August 19, 2020, the Company executed a Common Stock Purchase Warrant for 5,650,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.02 per share and expire on August 19, 2025.

On January 5, 2021, the Company executed a Common Stock Purchase Warrant for 25,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.002 per share and expire on January 5, 2026.

On January 5, 2021, the Company executed a Common Stock Purchase Warrant for 25,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.002 per share and expire on January 5, 2026.

During the three months ended March 31, 2021, warrant holders exercised the warrants and the Company issued 72,048,517 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted.

The fair value at the valuation dates were based upon the following management assumptions:

Valuation date
Expected dividends	0%
Expected volatility	718.72% - 920.43%
Expected term	4.22 - 5 years
Risk free interest	.27% - .64%

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis, Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. During the three months ended March 31, 2021, the Company accrued wages of $50,000, interest of $1,445 and made payments of $74,344. As of March 31, 2021, the Company owed Mr. Lewis $68,025 in accrued wages and $6,401 in accrued interest.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of March 31, 2021 and December 31, 2020, the Company owed Mr. Lewis $743 and $743, respectively for advances to the Company.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. During the three months ended March 31, 2021, the Company accrued $50,000 in consulting fees and made $5,000 in payments in connection to his agreement. As of March 31, 2021, the Company owed Mr. Berry $125,667 in fees.

NOTE 12 – LONG TERM DEBT

As of March 31, 2021 and December 31, 2020, long term debt was comprised of the following:

	March 31,	December 31,
	2021	2020
Long term debt
Equipment loan	115,614	115,614
Line of credit	105,917	104,155
Other loans	61,588	61,588
Total long term debt	$283,119	$281,357

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

On January 1, 2021, the Company issued 10,000 shares of Series A Preferred stock to Bennett Buchanan pursuant to his Consulting Agreement.

During the three months ended March 31, 2021, 172,500 shares of Series A Preferred stock were converted to 570,299,494 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $786,315 which was recorded to the statement of operations.

As of March 31, 2021, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 957,500 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

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

During the three months ended March 31, 2021, warrant holders exercised the warrants and the Company issued 72,048,517 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended March 31, 2021, 172,500 shares of Series A Preferred stock were converted to 570,299,494 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $786,315 which was recorded to the statement of operations.

During the three months ended March 31, 2021, the holders of a convertible notes converted $256,781 of principal, $16,185 of accrued interest and $2,500 in conversion fees into 175,060,588 shares of common stock. The common stock was valued at $1,623,336 based on the market price of the Company’s stock on the date of conversion.

As of March 31, 2021, 20,000,000,000 were authorized, of which 4,351,431,054 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at March 31, 2021:

March 31,
2021
Net operating loss	$811,261
Statutory rate	21%
Expected tax recovery	170,365
Change in valuation allowance	(170,365)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	170,365
Less: valuation allowance	(170,365)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2020, which is still open for examination.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Operating Lease

On January 1, 2020, the Company entered into a new office lease for space located in the Wolf Creek Industrial Building at 110 Spring Hill Dr. #10 Grass Valley, CA 95945. The lease has a term of 5 years, from January 1, 2020 through December 31, 2025, with a monthly rent of $4,861.

Service Agreement

On June 12, 2018, the Company entered into a preventative maintenance service agreement with Atlas Copco Compressions LLC. The agreement is for a period of 5 years, at a cost of $145.13 per month.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent Issuances

On April 6, 2021, 7,500 shares of Preferred Series A stock was converted into 50,000,000 shares of common stock.

On April 13, 2021, 10,000 shares of Preferred Series A stock was issued to employee Jesse Prim at $10 per share.

On April 13, 2021, 10,000 shares of Preferred Series A stock was issued to employee Corbin Boyle at $10 per share.

On April 15, 2021, 18,900 shares of Preferred Series A stock was converted into 60,000,000 shares of common stock.

On April 15, 2021, the holder of a convertible note converted a total of $45,150 of principal and interest into 19,630,435 shares of our common stock.

On April 19, 2021, 15,000 shares of Preferred Series A stock was converted into 125,000,000 shares of common stock.

On April 28, 2021, the holder of a convertible note converted a total of $54,123 of principal, interest, and fees into 29,161,255 shares of our common stock.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2021. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2020 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenues:

The Company’s revenues were $13,251 for the three months ended March 31, 2021 compared to $38,934 for the three months ended March 31, 2020. The decrease is due to fewer projects being completed and delivered to customers in Q1 2021. In addition, the average revenue per job for the customer orders that were completed were lower in Q1 2021 compared to Q1 2020.

Cost of Sales:

The Company’s cost of materials was $7,614 for the three months ended March 31, 2021, compared to $21,623 for the three months ended March 31, 2020. The decrease is due to fewer completed jobs in Q1 2021.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2021, and March 31, 2020, were $404,001 and $302,492, respectively. The increase is primarily attributable to an increase in consulting fees and professional fees.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2021 and March 31, 2020 was $(2,239,394) and $(1,851,208), respectively. Other income (expense) consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from an increase in interest expense and a loss on conversion of Preferred Series A stock to common stock.

Net Loss:

Net loss for the three months ended March 31, 2021 was $2,637,758 compared with $2,136,389 for the three months ended March 31, 2020. The increased loss can be explained by and increase in operating expenses, interest expenses and a loss on conversion of Preferred Series A stock to common stock.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	March 31, 2021	December 31, 2020
	$	$
Current Assets	1,606,731	223,729
Current Liabilities	5,358,719	4,281,072
Working Capital (Deficit)	(3,751,988)	(4,057,343)

As of March 31, 2021, the Company had $379,857 and $1,972,415 in cash and total assets, as well as $5,834,625 in total liabilities as compared to $72,764 and $597,016 in cash and total assets, and $4,766,420 in total liabilities as of December 31, 2020. The increase in working capital is due to an increase in cash on hand due to funds from notes payable, and an increase in accounts receivable for new sales closed in Q1 2021.

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

	March 31, 2021	March 31, 2020
	$	$
Cash Flows from (used in) Operating Activities	127,182	(235,892)
Cash Flows from (used in) Investing Activities	(11,821)	12,403
Cash Flows from (used in) Financing Activities	191,752	222,665
Net Increase (decrease) in Cash During Period	307,093	(824)

During the three months ended March 31, 2021, cash from (used in) operating activities was $127,182 compared to $(235,892) for the three months ended March 31, 2020. The variance primarily resulted from increases in amortization of debt discounts, losses on conversions, share based compensation and billings in excess of revenues during the three months ended March 31, 2021.

During the three months ended March 31, 2021 cash from investing activities was $(11,821) compared to $12,403 for the three months ended March 31, 2020. The variance in cash from investing activity is due fixed assets purchased in the first quarter 2021.

During the three months ended March 31, 2021 cash from (used in) financing activities was $191,732 compared to $222,665 for the three months ended March 31, 2020. The variance in cash from financing activity is due to the change in related party liabilities.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On January 1, 2021, the Company issued 10,000 shares of Series A Preferred stock to Bennett Buchanan pursuant to his Consulting Agreement.

During the three months ended March 31, 2021, 172,500 shares of Series A Preferred stock were converted to 570,299,494 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $786,315 which was recorded to the statement of operations.

During the three months ended March 31, 2021, warrant holders exercised the warrants and the Company issued 72,048,517 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended March 31, 2021, the holders of a convertible notes converted $256,781 of principal, $16,185 of accrued interest and $2,500 in conversion fees into 175,060,588 shares of common stock. The common stock was valued at $1,623,336 based on the market price of the Company’s stock on the date of conversion.

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

BrewBilt Manufacturing Inc.

Date: May 14, 2021	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.