Form 10-Q
period 2021-06-30
BrewBilt Manufacturing Inc.
filed 2021-08-16
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐   No ☒

As of August 9, 2021, there were 5,887,879,019 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 31, 2021.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$287,757	$72,764
Accounts receivable	1,720,849	97,701
Earnings in excess of billings	547,366	489
Inventory	114,530	44,223
Prepaid expenses	31,062	8,552
Other current assets	19,500	—
Total current assets	2,721,064	223,729

Property, plant, and equipment, net	192,467	109,339
Right-of-use asset	225,841	246,968
Security deposit	16,980	16,980

TOTAL ASSETS	$3,156,352	$597,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$623,076	$843,882
Accrued interest	140,220	106,639
Accrued liabilities	147,328	286,997
Billings in excess of revenue	2,482,858	71,280
Current operating lease liabilities	44,448	42,977
Convertible notes payable, net of discount	325,268	149,988
Derivative liabilities	1,756,216	2,373,176
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	117,469	101,056
Related party liabilities	129,124	154,252
Total Current Liabilities	5,916,832	4,281,072

Long term debt	223,288	281,357
Non-current operating lease liabilities	181,393	203,991

Total Liabilities	6,321,513	4,766,420

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized	880	1,120
879,497 shares issued and outstanding at June 30, 2021
1,120,000 shares issued and outstanding at December 31, 2020
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized	1	1
1,000 shares issued and outstanding at June 30, 2021
1,000 shares issued and outstanding at December 31, 2020
Common stock, $0.001 par value; 25,000,000,000 authorized	5,460,734	3,534,022
5,460,733,926 shares issued and outstanding at June 30, 2021
3,534,022,455 shares issued and outstanding at December 31, 2020
Additional paid in capital	2,527,442	(748,254)
Retained earnings	(11,154,218)	(6,956,293)
Total stockholders’ deficit	(3,165,161)	(4,169,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,156,352	$597,016

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales	$48,764	$56,554	$62,015	$95,488
Cost of sales	8,501	35,647	16,115	57,270
Gross profit	40,263	20,907	45,900	38,218

Operating expenses:
Consulting fees	24,423	4,012,500	146,031	4,037,250
Depreciation	10,150	9,431	19,100	21,834
G&A expenses	133,521	82,625	275,096	152,851
Professional fees	34,356	69,350	115,058	116,801
Salaries and wages	257,622	68,628	308,788	216,289
Total operating expenses	460,072	4,242,534	864,073	4,545,025

Loss from operations	(419,809)	(4,221,627)	(818,173)	(4,506,807)

Other income (expense):
Other income	25,004	—	25,004	—
Debt forgiveness	61,588	—	75,512	—
Gain (loss) on derivative liability valuation	430,007	(1,592,416)	(603,705)	(3,303,148)
Loss on conversion	(1,254,514)	(371,090)	(2,040,829)	(371,090)
Interest expense	(402,443)	(302,240)	(835,734)	(442,717)
Total other expenses	(1,140,358)	(2,265,746)	(3,379,752)	(4,116,955)

Net loss before income taxes	(1,560,167)	(6,487,373)	(4,197,925)	(8,623,762)
Income tax expense	—	—	—	—
Net loss	$(1,560,167)	$(6,487,373)	$(4,197,925)	$(8,623,762)

Per share information
Weighted number of common shares outstanding, basic, and diluted	4,868,420,548	198,040,748	4,435,049,550	110,093,354
Net loss per common share	$(0.0003)	$(0.0328)	$(0.0009)	$(0.0783)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
For the three and six months ended June 30, 2021 and 2020
(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance at December 31, 2020	1,120,000	$1,120	1,000	$1	3,534,022,455	$3,534,022	$(748,254)	$(6,956,293)	$(4,169,404)
Conversion of convertible notes payable to stock	—	—	—	—	175,060,588	175,061	1,448,275	—	1,623,336
Derivative settlements	—	—	—	—	—	—	435,301	—	435,301
Preferred stock converted to common stock	(172,500)	(172)	—	—	570,299,494	570,299	216,188	—	786,315
Preferred stock issued for services	10,000	10	—	—	—	—	99,990	—	100,000
Warrant exercise	—	—	—	—	72,048,517	72,049	(72,049)	—	—
Net loss	—	—	—	—	—	—	—	(2,637,758)	(2,637,758)
Balance at March 31, 2021	957,500	$958	1,000	$1	4,351,431,054	$4,351,431	$1,379,451	$(9,594,051)	$(3,862,210)

Conversion of convertible notes payable to stock	—	—	—	—	331,416,690	331,417	666,477	—	997,894
Conversion of promissory notes to stock	—	—	—	—	198,130,434	198,130	396,261	—	594,391
Derivative settlements	—	—	—	—	—	—	(476,872)	—	(476,872)
Preferred stock converted to common stock	(112,500)	(112)	—	—	579,755,748	579,756	217,189	—	796,833
Preferred stock issued for services	20,000	20	—	—	—	—	199,980	—	200,000
Preferred stock issued to settle debt	14,497	14	—	—	—	—	144,956	—	144,970
Net loss	—	—	—	—	—	—	—	(1,560,167)	(1,560,167)
Balance at June 30, 2021	879,497	$880	1,000	$1	5,460,733,926	$5,460,734	$2,527,442	$(11,154,218)	$(3,165,161)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance at December 31, 2019	400,000	$400	1,000	$—	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,474)
Conversion of convertible notes to stock	—	—	—	—	32,260,676	32,261	366,617	—	398,878
Derivative settlements	—	—	—	—	—	—	(50,586)	—	(50,586)
Cancellation of stock issued for services	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Preferred stock issued per agreement	500,000	500	—	—	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	(2,136,389)	(2,136,389)
Balance at March 31, 2020	900,000	$900	1,000	$—	34,595,672	$34,596	$(14,967,000)	$7,232,168	$(7,699,336)

Conversion of convertible notes to stock	—	—	—	—	259,074,233	259,074	4,421,942	—	4,681,016
Derivative settlements	—	—	—	—	—	—	(1,026,700)	—	(1,026,700)
Preferred stock issued for services	400,000	400	—	—	—	—	3,999,600	—	4,000,000
Preferred stock converted to common stock	(185,177)	(185)	—	—	232,920,612	232,921	138,355	—	371,091
Net loss	—	—	—	—	—	—	—	(6,487,373)	(6,487,373)
Balance at June 30, 2020	1,114,823	$1,115	1,000	$—	526,590,517	$526,591	$(7,433,803)	$744,795	$(6,161,302)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,197,925)	$(8,623,762)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	734,312	209,094
Change in derivative liability	603,705	3,303,148
Common stock issued for services	—	(25,000)
Debt forgiveness	(75,512)	—
Depreciation and amortization of fixed assets	19,100	—
Loss on conversion	2,040,829	371,090
Preferred stock issued for services	300,000	4,000,000
Liability for unissued shares due to agreements	—	25,000
Decrease (increase) in operating assets
Accounts receivable	(1,623,148)	(150,287)
Deposits	—	(12,000)
Earnings in excess of billings	(546,877)	(111,163)
Inventory	(70,307)	129
Prepaid expenses	(22,510)	6,568
Other assets	(19,500)	(65)
Increase (decrease) in operating liabilities
Accounts payable	(75,836)	(74,883)
Accrued interest	103,468	226,465
Accrued liabilities	71,893	103,301
Billings in excess of revenues	2,411,578	269,655
Long term debt	(58,069)	(30,157)
Net cash (used in) provided by operating activities	(404,799)	(512,867)

Cash flows from investing activities
Property, plant and equipment, additions	(102,228)	—
Property, plant and equipment, reductions	—	21,834
Net cash (used in) provided by investing activities	(102,228)	21,834

Cash flows from financing activities:
Proceeds from convertible debt	787,000	360,900
Proceeds from promissory notes	109,000	93,090
Related party liabilities	(173,980)	44,376
Net cash (used in) provided for financing activities	722,020	498,366

Net increase (decrease) in cash	214,993	7,333

Cash, beginning of period	72,764	1,444
Cash, end of period	$287,757	$8,777

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$2,621,230	$5,079,894
Stock issued for promissory note conversion	$594,391	$—
Derivative settlements	$(41,571)	$(1,077,286)
Discount from derivative	$913,579	$596,060
Preferred stock converted to common stock	$1,583,148	$371,091
Preferred stock issued to settle liabilities	$144,970	$—
Cashless warrant exercise	$72,049	$—
Cancellation of common stock issued for services	$—	$(50,265)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates processing, fermentation and distillation processing systems for the craft beer, cannabis and hemp industries using “Best in Class” American made components integrated with stainless steel processing vessels using only American made steel. Founded in 2014, the company began in a backyard shop by Jeff Lewis with a vision of creating a profitable company in “Rural America” by hiring excellent personnel, designing, and fabricating products to exceed customer’s expectations and compensating craftsmen with living wages and profit sharing to financially sustain their families within the community. Mr. Lewis has 15+ years of experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works, a nationally recognized manufacturer of craft beer brewing equipment located in the Northwest. The Company has grown from 3 employees in 2015 to 10 in 2021.

BrewBilt manufactures equipment for both brewery and cannabis industries, respectively. The equipment is FDA and USDA compliant as manufactured from medical-grade stainless steel. All systems are subject to FDA guidelines.

The company manufactures equipment that is compliant with USDA and FDA regulations as a part of the certification process for qualifying the cannabis product as pharmaceutical grade. Testing laboratories that are DEA and FDA registered can perform potency testing to determine the precise amount of a given cannabinoid in a product that certifies the product as pharmaceutical grade. A number of these laboratories are also accredited hemp testing labs. The producers may request documentation from the registered testing laboratories to verify THC content.

BrewBilt has been built by having strong relationships with local suppliers of raw materials, equipment and services in California, an aggressive referral network of satisfied customers nationwide, and an Advisory Board consisting of successful business leaders that provide valuable product feedback and business expertise to management. The craft brewing & spirits industries continue to grow worldwide. California is where craft brewing began and now has over 900 operating breweries. The Company is centrally located in this booming market, and this was a large draw for BrewBilt to locate its manufacturing facility in the Sierra foothills.

All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food & beverage processing, the company is now building systems that are pharmaceutical grade for clients involved in distillation for the cannabis and hemp industries, thus making the revenue potential much greater because pharmaceutical grade products have higher profit margins. BrewBilt buys materials and components mostly from California suppliers which enables them to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the country. The company is aggressively pursuing international orders and has held meetings with the Center for International Trade Development and U.S. Commercial Service to develop international opportunities. Presently, a great deal of sales interest in coming from Mexico, Japan, Europe, and Australia.

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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of June 30, 2021 and December 31, 2020, the Company has deferred $2,482,858 and $71,280, respectively, in revenue, and $547,366 and $489 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2021 and December 31, 2020 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2021, the Company wrote off $17,246 in obsolete inventory to the statement of operations. As of June 30, 2021 and December 31, 2020, the Company has inventory of $114,530 and $44,223, respectively.

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

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of June 30, 2021 and December 31, 2020, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	June 30, 2021	December 31, 2020
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,756,216	$2,373,176
Total Financial Liabilities		$1,756,216	$2,373,176

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ended June 30, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

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

As of June 30, 2021 and December 31, 2020, prepaid expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Prepaid insurance expenses	$9,439	$3,691
Prepaid equipment expense	16,762	—
Prepaid rent expense	4,861	4,861
	$31,062	$8,552

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Computer Equipment	$23,876	$23,876
Leasehold Improvements	101,371	59,121
Machinery	305,245	250,762
Software	23,183	17,688
Vehicles	6,717	6,717
	460,393	358,164
Less accumulated amortization	(6,970)	(702)
Less accumulated depreciation	(260,955)	(248,123)
	$192,467	$109,339

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

ROU assets and lease liabilities related to our operating lease is as follows:

	June,	December 31,
	2021	2020
Right-of-use assets	$225,841	$246,968
Current operating lease liabilities	44,448	42,977
Non-current operating lease liabilities	181,393	203,991

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2021	$29,167
2022	58,334
2023	58,334
2024	58,334
2025	58,335
Total	262,504
Less imputed interest	36,663
Total liability	$225,841

NOTE 6 – ACCURED LIABILITIES

As of June 30, 2021 and December 31, 2020, accrued liabilities were comprised of the following:

	June 30,	December 31,
	2021	2020
Accrued liabilities
Accrued wages	$31,294	$123,663
Credit card	2,895	19,893
Customer deposits	—	103,550
Sales tax payable	108,139	34,891
Warranty	5,000	5,000
Total accrued expenses	$147,328	$286,997

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

Changes in unearned revenue for the periods ended June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
	2021	2020
Unearned revenue, beginning of the period	$71,280	$1,511,096
Billings in excess of revenue during the period	2,415,393	71,280
Recognition of unearned revenue in prior periods	(3,815)	(1,511,096)
Unearned revenue, end of the period	$2,482,858	$71,280

As of June 30, 2021 and December 31, 2020, the Company has recorded $547,366 and $489, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2021	2020
Auctus Fund #11	113,000	8/19/2020	8/19/2021	12%	Variable	113,000	113,000
CBP #3	30,000	5/1/2020	5/1/2021	15%	Variable	9,576	30,000
CBP #4	30,000	7/23/2020	7/23/2021	10%	Variable	30,000	30,000
EMA Financial #6	80,500	8/17/2020	5/17/2021	12%	Variable	—	80,500
EMA Financial #7	50,000	10/21/2020	7/21/2021	12%	Variable	—	50,000
EMA Financial #8	80,500	5/4/2021	5/4/2022	12%	0.002	80,500	—
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	—	34,857
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	24%	Variable	110,000	110,000
GPL Ventures #1	25,000	10/14/2020	10/14/2021	10%	Variable	1,240	25,000
GPL Ventures #2	25,000	3/10/2021	3/10/2022	10%	Variable	25,000	—
GPL Ventures #3	240,000	5/6/2021	5/6/2022	10%	0.001	240,000	—
Mammoth Corp	33,000	11/19/2020	8/19/2021	0%	Variable	33,000	33,000
Optempus #1	25,000	7/2/2020	7/2/2021	10%	Variable	25,000	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	10%	Variable	25,000	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	15,000	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	40,000	40,000
Power Up Lending #14	43,000	7/30/2020	7/30/2021	10%	Variable	—	43,000
Power Up Lending #15	53,000	9/21/2020	9/21/2021	10%	Variable	—	53,000
Power Up Lending #16	43,000	10/14/2020	10/14/2021	10%	Variable	—	43,000
Power Up Lending #17	43,500	12/7/2020	12/7/2021	10%	Variable	—	43,500
Power Up Lending #18	43,500	1/14/2021	1/14/2022	10%	Variable	43,500	—
Power Up Lending #19	73,500	2/10/2021	2/10/2022	10%	Variable	73,500	—
Power Up Lending #20	53,500	4/5/2021	4/5/2022	10%	Variable	53,500	—
Power Up Lending #21	53,750	5/3/2021	5/3/2022	10%	Variable	53,750	—
Power Up Lending #22	43,750	6/11/2021	6/11/2022	10%	Variable	43,750	—
Tri-Bridge #1	15,000	5/26/2020	5/26/2021	10%	Variable	15,000	15,000
Tri-Bridge #2	25,000	7/24/2020	7/24/2021	10%	Variable	10,000	10,000
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	25,000	—
Tri-Bridge #5	240,000	5/6/2021	5/6/2022	10%	0.001	240,000	—
						$1,305,316	$818,857
Debt discount						(867,757)	(597,670)
Financing costs/Original issue discount						(112,291)	(71,199)
Notes payable, net of discount						$325,268	$149,988

During the six months ending June 30, 2021, the Company received proceeds from new convertible notes of $787,000. The Company recorded no payments on their convertible notes and conversions of $417,041 of convertible note principal. The Company recorded loan fees on new convertible notes of $116,500, which increased the debt discounts recorded on the convertible notes during the six months ending June 30, 2021. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $734,312 on their convertible note debt discounts and loan fees. As of June 30, 2021, the convertible notes payable are convertible into 1,146,651,690  shares of the Company’s common stock.

During the six months ended June 30, 2021, the Company recorded interest expense of $57,366 on its convertible notes payable. During the six months ended June 30, 2021, the Company recorded conversions of $24,873 of note interest and $3,500 in conversion fees. As of June 30, 2021, the accrued interest balance was $102,424.

As of June 30, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 9 – PROMISSORY NOTES PAYABLE

On June 19, 2020, the Company received funding pursuant to a promissory note. for $108,000 of which $93,090 was received in cash and $14,910 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default) and matures on June 19, 2021. As of June 30, 2021, the company has amortized $14,910 of the financing costs to the statement of operations. During the six months ended June 30, 2021, the Company issued 198,130,434 shares of common stock upon the conversion of principal in the amount of $108,000, accrued interest of $12,960, penalties of $15,000, and conversion fees of $750. As of June 30, 2021, the note has been fully satisfied.

On January 5, 2021, the Company received funding pursuant to a promissory note. for $50,000 of which $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of June 30, 2021, the company has amortized $5,304 of the financing costs to the statement of operations. As of June 30, 2021, the note has a principal balance of $50,000 and accrued interest of $2,893.

On March 17, 2021, the Company received funding pursuant to a promissory note. for $80,500 of which $70,000 was received in cash and $10,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on March 17, 2022. As of June 30, 2021, the company has amortized $3,164 of the financing costs to the statement of operations. As of June 30, 2021, the note has a principal balance of $80,500 and accrued interest of $2,779.

NOTE 10 – DERIVATIVE LIABILITIES

During the six months ended June 30, 2021, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the six months ended June 30, 2021:

	Notes	Warrants	Total
Balance, beginning of period	$2,311,296	$61,880	$2,373,176
Initial recognition of derivative liability	3,185,066	126,578	3,311,644
Derivative settlements	387,405	(345,834)	41,571
Loss (gain) on derivative liability valuation	(4,276,829)	306,654	(3,970,175)
Balance, end of period	$1,606,938	$149,278	$1,756,216

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2021:

Valuation date
Expected dividends	0%
Expected volatility	110.08% - 268.13%
Expected term	.12 - 1 year
Risk free interest	.01% - .11%

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

During the six months ended June 30, 2021, warrant holders exercised the warrants and the Company issued 72,048,517 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2021:

Valuation date
Expected dividends	0%
Expected volatility	203.27% - 735.49%
Expected term	.97 – 4.52 years
Risk free interest	.07% - .67%

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis, Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. As of December 31, 2020, Mr. Lewis had an unpaid wage and interest balance of $97,325. During the six months ended June 30, 2021, the Company accrued wages of $100,000, interest of $1,660 and made payments of $195,198. As of June 30, 2021, the Company owed Mr. Lewis $818 in accrued wages and $2,969 in accrued interest.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of June 30, 2021 and December 31, 2020, the Company owed Mr. Lewis $7,171 and $743, respectively, for advances to the Company.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2020, Mr. Berry had an unpaid balance of $118,167. During the six months ended June 30, 2021, the Company accrued $25,000 in fees and made $25,000 in payments in connection to his agreement. As of June 30, 2021, the Company owed Mr. Berry $118,167 in fees.

NOTE 12 – LONG TERM DEBT

As of June 30, 2021 and December 31, 2020, long term debt was comprised of the following:

	June 30,	December 31,
	2021	2020
Long term debt
Equipment loan	115,614	115,614
Line of credit	107,674	104,155
Other loans	—	61,588
Total long term debt	$223,288	$281,357

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

On May 3, 2021, the PPP loan was forgiven and the loan amount of $61,558 was reclass as debt forgiveness on the statement of operations.

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

On January 1, 2021, the Company issued 10,000 shares of Series A Preferred stock at $10 per share to Bennett Buchanan, pursuant to his Consulting Agreement.

On April 13, 2021, the Company issued 10,000 shares of Series A Preferred stock to key employee Corbin Boyle at $10 per share.

On April 13, 2021, the Company issued 10,000 shares of Series A Preferred stock to key employee Jesse Prim at $10 per share.

On May 14, 2021, the Company issued 14,497 shares of Series A Preferred stock at $10 per share, to settle liabilities of $144,970.

During the six months ended June 30, 2021, 285,000 shares of Series A Preferred stock were converted to 1,150,055,242 common shares in accordance with the conversion terms. The issuances was valued at $1,583,148.

As of June 30, 2021, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 879,497 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

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

On June 10, 2021, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 20,000,000,000 to 25,000,000,000 with a par value of $0.001.

During the six months ended June 30, 2021, warrant holders exercised the warrants and the Company issued 72,048,517 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the six months ended June 30, 2021, 285,000 shares of Series A Preferred stock were converted to 1,150,055,242 common shares in accordance with the conversion terms. The issuance was valued at $1,583,148.

During the six months ended June 30, 2021, the holders of a convertible notes converted $417,042 of principal, $24,873 of accrued interest and $3,500 in conversion fees into 506,477,278 shares of common stock. The common stock was valued at $3,215,621 based on the market price of the Company’s stock on the date of conversion.

During the six months ended June 30, 2021, the holder of a promissory notes converted $108,000 of principal, $12,960 of accrued interest, $15,000 in penalties, and $750 in conversion fees into 198,130,434 shares of common stock. The common stock was valued at $594,391 based on the market price of the Company’s stock on the date of conversion.

As of June 30, 2021, 25,000,000,000 were authorized, of which 5,460,733,926 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at June 30, 2021:

June 30,
2021
Net operating loss	$617,550
Statutory rate	21%
Expected tax recovery	129,686
Change in valuation allowance	(129,686)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	129,686
Less: valuation allowance	(129,686)
Net deferred tax asset	$—

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

NOTE 17 – SUBSEQUENT EVENTS

Subsequent Issuances

On July 7, 2021, 25,000 shares of Preferred Series A stock was converted into 163,398,693 shares of common stock.

On July 7, 2021, 10,000 shares of Preferred Series A stock was converted into 133,333,333 shares of common stock.

On July 19, 2021, the holder of a convertible note converted a total of $28,000 of principal into 28,571,429 shares of our common stock.

On July 20, 2021, the holder of a convertible note converted a total of $17,675 of principal and interest into 18,605,263 shares of our common stock.

On July 26, 2021, the holder of a convertible note converted a total of $133,178 of principal, interest, and fees into 83,236,375 shares of our common stock.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six months ended June 30, 2021. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2020 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenues:

The Company’s revenues were $48,764 for the three months ended June 30, 2021 compared to $56,554 for the three months ended June 30, 2020. The decrease is due to fewer projects being completed and delivered to customers in Q2 2021. In addition, the average revenue per job for the customer orders that were completed were lower in Q2 2021 compared to Q2 2020.

Cost of Sales:

The Company’s cost of materials was $8,501 for the three months ended June 30, 2021, compared to $35,647 for the three months ended June 30, 2020. The decrease is due to a cancelled order whereby the customer was charged a 10% penalty. Since the order was cancelled, there were no labor or material expenses incurred.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2021, and June 30, 2020, were $460,072 and $4,242,534, respectively. The decrease is primarily attributable to share based consulting fees that were incurred during the three months ended June 30, 2020.

Other Income (Expense):

Other income (expense) for the three months ended June 30, 2021 and June 30, 2020 was $(1,140,358) and $(2,265,746), respectively. Other income (expense) consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from a gain on fair value of derivative liabilities during the three months ended June 30, 2021, whereas there was a loss reported during the three months ended June 30, 2020.

Net Loss:

Net loss for the three months ended June 30, 2021 was $1,560,167 compared with $6,487,373 for the three months ended June 30, 2020. The decreased loss can be explained by the issuance of share-based consulting fees and the loss in fair value of derivative liabilities for the three months ended June 30, 2020.

Results for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenues:

The Company’s revenues were $62,015 for the six months ended June 30, 2021 compared to $95,488 for the six months ended June 30, 2020. The decrease is due to fewer projects being completed and delivered to customers. In addition, the average revenue per job for the customer orders that were completed were lower during the six months ended June 30, 2021 compared to June 30, 2020.

Cost of Sales:

The Company’s cost of materials was $16,115 for the six months ended June 30, 2021, compared to $57,270 for the six months ended June 30, 2020. The decrease is due to fewer projection being completed and delivered as well as a cancelled order whereby the customer was charged a 10% penalty. Since the order was cancelled, there were no labor or material expenses incurred.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2021, and June 30, 2020, were $864,073 and $4,545,025, respectively. The decrease is primarily attributable to share-based consulting fees that were incurred during the six months ended June 30, 2020.

Other Income (Expense):

Other income (expense) for the six months ended June 30, 2021 and June 30, 2020 was $(3,379,752) and $(4,116,955), respectively. Other income (expense) consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. Although there was an increase in loss of conversion for the six months ended June 30, 2021, the decrease in other expense primarily resulted from an increase in the loss in fair value of derivative liabilities during the six months ended June 30, 2020.

Net Loss:

Net loss for the six months ended June 30, 2021 was $4,197,925 compared with $8,623,762 for the six months ended June 30, 2020. The decreased loss can be explained by the issuance of share-based consulting fees and the loss in fair value of derivative liabilities for the six months ended June 30, 2020.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	June 30, 2021	December 31, 2020
	$	$
Current Assets	2,721,064	223,729
Current Liabilities	5,916,832	4,281,072
Working Capital (Deficit)	(3,195,768)	(4,057,343)

As of June 30, 2021, the Company had $287,757 and $2,721,064 in cash and total current assets, as well as $5,916,832 in current liabilities as compared to $72,764 and $223,729 in cash and total current assets, and $4,281,072 in current liabilities as of December 31, 2020. The increase in working capital is due to an increase in cash on hand due to funds from notes payable, and an increase in accounts receivable for new sales closed during the six months ended June 30, 2021.

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

	June 30, 2021	June 30, 2020
	$	$
Cash Flows from (used in) Operating Activities	(404,799)	(512,867)
Cash Flows from (used in) Investing Activities	(102,228)	21,834
Cash Flows from (used in) Financing Activities	722,020	498,366
Net Increase (decrease) in Cash During Period	214,993	7,333

During the six months ended June 30, 2021, cash from (used in) operating activities was $(404,799) compared to $(512,867) for the six months ended June 30, 2020. The variance primarily resulted from the change in fair value of derivative liabilities and share-based compensation during the six months ended June 30, 2020.

During the six months ended June 30, 2021, cash from investing activities was $(102,228) compared to $21,834 for the six months ended June 30, 2020. The variance in cash from investing activity is due fixed assets purchased in the six months ended June 30, 2021.

During the six months ended June 30, 2021, cash from (used in) financing activities was $722,020 compared to $498,366 for the six months ended June 30, 2020. The increase in cash from financing activity is due to an increase in proceeds from convertible debt and promissory notes during the six months ended June 30, 2021.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer, and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow, and we will work to retain additional qualified individuals to ensure a proper segregation of duties. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On April 13, 2021, the Company issued 10,000 shares of Series A Preferred stock to key employee Corbin Boyle at $10 per share.

On April 13, 2021, the Company issued 10,000 shares of Series A Preferred stock to key employee Jesse Prim at $10 per share.

On May 14, 2021, the Company issued 14,497 shares of Series A Preferred stock at $10 per share, to settle liabilities of $144,970.

On June 6, 2021, the holder of a promissory notes converted $108,000 of principal, $12,960 of accrued interest, $15,000 in penalties, and $750 in conversion fees into 198,130,434 shares of common stock. The common stock was valued at $594,391 based on the market price of the Company’s stock on the date of conversion.

During the three months ended June 30, 2021, 112,500 shares of Series A Preferred stock were converted to 579,755,748 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $796,833 which was recorded to the statement of operations.

During the three months ended June 30, 2021, the holders of a convertible notes converted $160,260 of principal, $8,688 of accrued interest and $1,000 in conversion fees into 331,416,690 shares of common stock. The common stock was valued at $997,894 based on the market price of the Company’s stock on the date of conversion.

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

BrewBilt Manufacturing Inc.

Date: August 16, 2021	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.