Form 10-Q
period 2021-09-30
BrewBilt Manufacturing Inc.
filed 2021-11-15
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐   No ☒

As of November 9, 2021, there were 6,949,744,34 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 31, 2021.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$275,800	$72,764
Accounts receivable	1,161,813	97,701
Earnings in excess of billings	598,720	489
Inventory	242,516	44,223
Prepaid expenses	92,489	8,552
Other current assets	19,500	—
Total current assets	2,390,838	223,729

Property, plant, and equipment, net	234,952	109,339
Right-of-use asset	215,008	246,968
Security deposit	16,980	16,980

TOTAL ASSETS	$2,857,778	$597,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$797,608	$843,882
Accrued interest	161,086	106,639
Accrued liabilities	109,954	286,997
Billings in excess of revenue	2,029,571	71,280
Current operating lease liabilities	45,203	42,977
Convertible notes payable, net of discount	266,859	149,988
Derivative liabilities	2,636,692	2,373,176
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	195,481	101,056
Related party liabilities	150,704	154,252
Total Current Liabilities	6,543,983	4,281,072

Long term debt	150,609	281,357
Non-current operating lease liabilities	169,805	203,991

Total Liabilities	6,864,397	4,766,420

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series A: $0.001 par value; 30,000,000 shares authorized; 796,997 shares issued and outstanding at September 30, 2021; 1,120,000 shares issued and outstanding at December 31, 2020	797	1,120
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at September 30, 2021; 1,000 shares issued and outstanding at December 31, 2020	1	1
Common stock, $0.001 par value; 25,000,000,000 authorized; 6,438,301,121 shares issued and outstanding at September 30, 2021; 3,534,022,455 shares issued and outstanding at December 31, 2020	6,438,301	3,534,022
Additional paid in capital	2,227,378	(748,254)
Retained earnings	(12,673,096)	(6,956,293)
Total stockholders’ deficit	(4,006,619)	(4,169,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,857,778	$597,016

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales	$575,128	$927,012	$637,143	$1,022,499
Cost of sales	357,429	163,525	373,544	220,795
Gross profit	217,699	763,487	263,599	801,704

Operating expenses:
Consulting fees	(67,500)	17,163	78,531	4,054,413
Depreciation and amortization	11,591	9,005	30,691	30,839
G&A expenses	170,477	37,288	445,573	190,220
Professional fees	22,903	78,850	137,961	195,570
Salaries and wages	112,441	70,628	421,229	286,916
Total operating expenses	249,912	212,934	1,113,985	4,757,958

Loss from operations	(32,213)	550,553	(850,386)	(3,956,254)

Other income (expense):
Other income	3	—	25,007	—
Debt forgiveness	—	—	75,512	—
Derivative expenses	(792,182)	305,406	(1,395,887)	(2,997,742)
Loss on conversion	(262,778)	(616,357)	(2,303,607)	(987,447)
Loss on disposal of assets	(16,267)	—	(16,267)	—
Interest expense	(415,441)	(444,846)	(1,251,175)	(887,563)
Total other expenses	(1,486,665)	(755,797)	(4,866,417)	(4,872,752)

Net loss before income taxes	(1,518,878)	(205,244)	(5,716,803)	(8,829,006)
Income tax expense	—	(6,800)	—	(6,800)
Net loss	$(1,518,878)	$(212,044)	$(5,716,803)	$(8,835,806)

Per share information
Weighted number of common shares outstanding, basic, and diluted	6,019,769,137	1,359,512,034	4,969,094,246	529,606,195
Net loss per common share	$(0.0003)	$(0.0002)	$(0.0012)	$(0.0167)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance at December 31, 2020	1,120,000	$1,120	1,000	$1	3,534,022,455	$3,534,022	$(748,254)	$(6,956,293)	$(4,169,404)
Conversion of convertible notes payable to stock	—	—	—	—	175,060,588	175,061	1,448,275	—	1,623,336
Derivative settlements	—	—	—	—	—	—	435,301	—	435,301
Preferred stock converted to common stock	(172,500)	(172)	—	—	570,299,494	570,299	216,188	—	786,315
Preferred stock issued for services	10,000	10	—	—	—	—	99,990	—	100,000
Warrant exercise	—	—	—	—	72,048,517	72,049	(72,049)	—	—
Net loss	—	—	—	—	—	—	—	(2,637,758)	(2,637,758)
Balance at March 31, 2021	957,500	$958	1,000	$1	4,351,431,054	$4,351,431	$1,379,451	$(9,594,051)	$(3,862,210)

Conversion of convertible notes payable to stock	—	—	—	—	331,416,690	331,417	666,477	—	997,894
Conversion of promissory notes to stock	—	—	—	—	198,130,434	198,130	396,261	—	594,391
Derivative settlements	—	—	—	—	—	—	(476,872)	—	(476,872)
Preferred stock converted to common stock	(112,500)	(112)	—	—	579,755,748	579,756	217,189	—	796,833
Preferred stock issued for services	20,000	20	—	—	—	—	199,980	—	200,000
Preferred stock issued to settle debt	14,497	14	—	—	—	—	144,956	—	144,970
Net loss	—	—	—	—	—	—	—	(1,560,167)	(1,560,167)
Balance at June 30, 2021	879,497	$880	1,000	$1	5,460,733,926	$5,460,734	$2,527,442	$(11,154,218)	$(3,165,161)

Conversion of convertible notes payable to stock	—	—	—	—	347,501,836	347,502	299,811	—	647,313
Derivative settlements	—	—	—	—	—	—	(132,670)	—	(132,670)
Preferred stock converted to common stock	(72,500)	(73)	—	—	630,065,359	630,065	(367,215)	—	262,777
Preferred stock cancelled for services	(10,000)	(10)	—	—	—	—	(99,990)	—	(100,000)
Net loss	—	—	—	—	—	—	—	(1,518,878)	(1,518,878)
Balance at September 30, 2021	796,997	$797	1,000	$1	6,438,301,121	$6,438,301	$2,227,378	$(12,673,096)	$(4,006,619)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series B		Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)
Balance at December 31, 2019	400,000	$400	1,000	$—	10,343,330	$10,343	$(15,240,774)	$9,368,557	$(5,861,474)
Conversion of convertible notes to stock	—	—	—	—	32,260,676	32,261	366,617	—	398,878
Derivative settlements	—	—	—	—	—	—	(50,586)	—	(50,586)
Cancellation of stock issued for services	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Preferred stock issued per agreement	500,000	500	—	—	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	(2,136,389)	(2,136,389)
Balance at March 31, 2020	900,000	$900	1,000	$—	34,595,672	$34,596	$(14,967,000)	$7,232,168	$(7,699,336)

Conversion of convertible notes to stock	—	—	—	—	259,074,233	259,074	4,421,942	—	4,681,016
Derivative settlements	—	—	—	—	—	—	(1,026,700)	—	(1,026,700)
Preferred stock issued for services	400,000	400	—	—	—	—	3,999,600	—	4,000,000
Preferred stock converted to common stock	(185,177)	(185)	—	—	232,920,612	232,921	138,355	—	371,091
Net loss	—	—	—	—	—	—	—	(6,487,373)	(6,487,373)
Balance at June 30, 2020	1,114,823	$1,115	1,000	$—	526,590,517	$526,591	$(7,433,803)	$744,795	$(6,161,302)

Conversion of convertible notes to stock	—	—	—	—	554,136,908	554,137	2,147,327	—	2,701,464
Derivative settlements	—	—	—	—	—	—	(177,999)	—	(177,999)
Preferred stock converted to common stock	(263,823)	(264)	—	—	632,339,244	632,339	(15,719)	—	616,356
Warrant exercise	—	—	—	—	161,202,720	161,202	(161,202)	—	—
Net loss	—	—	—	—	—	—	—	(212,044)	(212,044)
Balance at September 30, 2020	851,000	$851	1,000	$1	1,874,269,389	$1,874,269	$(5,641,396)	$532,751	$(3,233,524)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,716,803)	$(8,835,806)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	1,089,415	473,587
Change in derivative liability	1,395,887	2,997,742
Common stock issued for services	—	(25,000)
Debt forgiveness	(75,512)	—
Depreciation and amortization of fixed assets	30,691	—
Loss on conversion	2,303,607	987,447
Preferred stock issued for services	200,000	4,000,000
Liability for unissued shares due to agreements	—	25,000
Decrease (increase) in operating assets
Accounts receivable	(1,064,112)	268,839
Deposits	—	(12,000)
Earnings in excess of billings	(598,231)	(138,124)
Inventory	(198,293)	129
Prepaid expenses	(83,937)	8,584
Other assets	(19,500)	156
Increase (decrease) in operating liabilities
Accounts payable	98,696	(119,728)
Accrued interest	148,968	403,736
Accrued liabilities	(101,531)	224,110
Billings in excess of revenues	1,958,291	(1,032,251)
Long term debt	(130,748)	(28,356)
Net cash (used in) provided by operating activities	(763,112)	(801,935)

Cash flows from investing activities
Property, plant and equipment, additions	(247,050)	—
Property, plant and equipment, reductions	90,746	30,839
Net cash (used in) provided by investing activities	(156,304)	30,839

Cash flows from financing activities:
Proceeds from convertible debt	942,000	698,540
Proceeds from promissory notes	184,000	93,090
Related party liabilities	(3,548)	58,080
Net cash (used in) provided for financing activities	1,122,452	849,710

Net increase (decrease) in cash	203,036	78,614

Cash, beginning of period	72,764	1,444
Cash, end of period	$275,800	$80,058

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$3,268,543	$7,781,358
Stock issued for promissory note conversion	$594,391	$—
Derivative settlements	$(174,241)	$(1,255,285)
Discount from derivative	$1,168,578	$975,510
Preferred stock converted to common stock	$1,845,925	$987,447
Preferred stock issued to settle liabilities	$144,970	$—
Cashless warrant exercise	$72,049	$161,202
Cancellation of common stock issued for services	$—	$(50,265)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2021
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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of September 30, 2021 and December 31, 2020, the Company has deferred $2,029,571 and $71,280, respectively, in revenue, and $598,720 and $489 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2021 and December 31, 2020 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2020, the Company wrote off $17,246 in obsolete inventory to the statement of operations. As of September 30, 2021 and December 31, 2020, the Company has inventory of $242,516 and $44,223, respectively.

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

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of September 30, 2021 and December 31, 2020, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2021	December 31, 2020
	Level	Fair Value	Fair Value
Derivative Liability	3	$2,636,692	$2,373,176
Total Financial Liabilities		$2,636,692	$2,373,176

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ended September 30, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

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

As of September 30, 2021 and December 31, 2020, prepaid expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Prepaid insurance expenses	$12,489	$3,691
Prepaid consulting expenses	80,000	—
Prepaid rent expense	—	4,861
	$92,489	$8,552

On September 15, 2021, Bennett Buchanan was appointed to serve as a director of BrewBilt Manufacturing, Inc. In connection with Mr. Buchanan’s appointment, the Company agreed to repurchase 10,000 shares of Series A Preferred Stock from Mr. Buchanan issued to him under his Consulting Agreement dated January 1, 2021, for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the nine months ended September 30, 2021, the company recorded a payment of $20,000 in connection with this agreement and will recognize $60,000 in consulting fees in the 4th quarter of 2021 and $20,000 in the first quarter of 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Computer Equipment	$23,876	$23,876
Leasehold Improvements	106,060	59,121
Machinery	349,032	250,762
Software	23,183	17,688
Vehicles	6,717	6,717
	508,868	358,164
Less accumulated amortization	(10,585)	(702)
Less accumulated depreciation	(263,331)	(248,123)
	$234,952	$109,339

During the nine months ended September 30, 2021, the company recorded fixed assets additions of $247,050 and fixed asset and depreciation disposals of $90,746.

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

As of September 30, 2021 and December 31, 2020, ROU assets and lease liabilities related to our operating lease is as follows:

	September 30,	December 31,
	2021	2020
Right-of-use assets	$215,008	$246,968
Current operating lease liabilities	45,203	42,977
Non-current operating lease liabilities	169,805	203,991

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2021	$14,584
2022	58,334
2023	58,334
2024	58,334
2025	58,335
Total	247,921
Less imputed interest	32,913
Total liability	$215,008

NOTE 6 – ACCURED LIABILITIES

As of September 30, 2021 and December 31, 2020, accrued liabilities were comprised of the following:

	September 30,	December 31,
	2021	2020
Accrued liabilities
Accrued wages	$31,294	$123,663
Credit card	4,489	19,893
Customer deposits	—	103,550
Sales tax payable	69,171	34,891
Warranty	5,000	5,000
Total accrued expenses	$109,954	$286,997

NOTE 7 – BILLINGS IN EXCESS OF REVENUE AND EARNINGS IN EXCESS OF BILLINGS

Billings in excess of revenue is related to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before the Company can recognize the revenue. Earnings in excess of billings is related to the cost of sales associated with the customer jobs that are incomplete.

Changes in unearned revenue for the periods ended September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
	2021	2020
Unearned revenue, beginning of the period	$71,280	$1,511,096
Billings in excess of revenue during the period	2,524,783	71,280
Recognition of unearned revenue in prior periods	(566,492)	(1,511,096)
Unearned revenue, end of the period	$2,029,571	$71,280

As of September 30, 2021 and December 31, 2020, the Company has recorded $598,720 and $489, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2021	2020
Auctus Fund #11	113,000	8/19/2020	8/19/2021	12%	Variable	—	113,000
CBP #3	30,000	5/1/2020	5/1/2021	15%	Variable	9,576	30,000
CBP #4	30,000	7/23/2020	7/23/2021	15%	Variable	30,000	30,000
EMA Financial #6	80,500	8/17/2020	5/17/2021	12%	Variable	—	80,500
EMA Financial #7	50,000	10/21/2020	7/21/2021	12%	Variable	—	50,000
EMA Financial #8	80,500	5/4/2021	5/4/2022	16%	0.002	80,500	—
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	—	34,857
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	24%	Variable	110,000	110,000
GPL Ventures #1	25,000	10/14/2020	10/14/2021	10%	Variable	1,240	25,000
GPL Ventures #2	25,000	3/10/2021	3/10/2022	10%	Variable	25,000	—
GPL Ventures #3	240,000	5/6/2021	5/6/2022	10%	0.001	240,000	—
Mammoth Corp	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Optempus #1	25,000	7/2/2020	7/2/2021	22%	Variable	25,000	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	22%	Variable	25,000	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	15,000	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	40,000	40,000
Power Up Lending #14	43,000	7/30/2020	7/30/2021	10%	Variable	—	43,000
Power Up Lending #15	53,000	9/21/2020	9/21/2021	10%	Variable	—	53,000
Power Up Lending #16	43,000	10/14/2020	10/14/2021	10%	Variable	—	43,000
Power Up Lending #17	43,500	12/7/2020	12/7/2021	10%	Variable	—	43,500
Power Up Lending #20	53,500	4/5/2021	4/5/2022	10%	Variable	53,500	—
Power Up Lending #21	53,750	5/3/2021	5/3/2022	10%	Variable	53,750	—
Power Up Lending #22	43,750	6/11/2021	6/11/2022	10%	Variable	43,750	—
Power Up Lending #23	43,750	8/11/2021	8/11/2022	10%	Variable	43,750	—
Power Up Lending #24	48,750	9/14/2021	9/14/2022	10%	Variable	48,750	—
Tri-Bridge #1	15,000	5/26/2020	5/26/2021	10%	Variable	15,000	15,000
Tri-Bridge #2	25,000	7/24/2020	7/24/2021	10%	Variable	10,000	10,000
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	25,000	—
Tri-Bridge #5	240,000	5/6/2021	5/6/2022	10%	0.001	240,000	—
						$1,167,816	$818,857
Debt discount						(823,066)	(597,670)
Financing costs/Original issue discount						(77,891)	(71,199)
Notes payable, net of discount						$266,859	$149,988

During the nine months ending September 30, 2021, the Company received proceeds from new convertible notes of $942,000. The Company recorded no payments on their convertible notes and conversions of $727,541 of convertible note principal. The Company recorded loan fees on new convertible notes of $134,500, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2021. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $1,089,415 on their convertible note debt discounts and loan fees. As of September 30, 2021, the convertible notes payable are convertible into 1,081,416,121 shares of the Company’s common stock.

During the nine months ended September 30, 2021, the Company recorded interest expense of $106,270 on its convertible notes payable. During the nine months ended September 30, 2021, the Company recorded conversions of $59,812 of note interest and $6,000 in conversion fees. As of September 30, 2021, the accrued interest balance was $119,169.

As of September 30, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 9 – PROMISSORY NOTES PAYABLE

On June 19, 2020, the Company received funding pursuant to a promissory note in the amount for $108,000 of which $93,090 was received in cash and $14,910 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default) and matures on June 19, 2021. As of June 30, 2021, the company has amortized $14,910 of the financing costs to the statement of operations. During the nine months ended September 30, 2021, the Company issued 198,130,434 shares of common stock upon the conversion of principal in the amount of $108,000, accrued interest of $12,960, penalties of $15,000, and conversion fees of $750. As of September 30, 2021, the note has been fully satisfied.

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount for $50,000 of which $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of September 30, 2021, the company has amortized $8,077 of the financing costs to the statement of operations. As of September 30, 2021, the note has a principal balance of $50,000 and accrued interest of $4,405.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of September 30, 2021, the company has amortized $2,637 of the financing costs to the statement of operations. As of September 30, 2021, the note has a principal balance of $75,000 and accrued interest of $1,899.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of September 30, 2021, the company has amortized $767 of the financing costs to the statement of operations. As of September 30, 2021, the note has a principal balance of $100,000 and accrued interest of $526.

NOTE 10 – DERIVATIVE LIABILITIES

During the nine months ended September 30, 2021, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2021:

	September 30,	December 31,
	2021	2020
Balance, beginning of period	$2,373,176	$2,273,269
Initial recognition of derivative liability	2,870,847	4,142,864
Conversion of derivative instruments to Common Stock	(2,300,947)	(5,230,611)
Mark-to-Market adjustment to fair value	(306,384)	1,187,654
Balance, end of period	$2,636,692	$2,373,176

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2021:

Valuation date
Expected dividends	0%
Expected volatility	113.06% - 291.74%
Expected term	.07 - 1 year
Risk free interest	.04% - .12%

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

On July 15, 2021, the Company executed a Common Stock Purchase Warrant for 37,500,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.002 per share and expire on July 15, 2026.

On July 15, 2021, the Company executed a Common Stock Purchase Warrant for 37,500,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.002 per share and expire on July 15, 2026.

On September 14, 2021, the Company executed a Common Stock Purchase Warrant for 50,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.002 per share and expire on September 14, 2026.

On September 14, 2021, the Company executed a Common Stock Purchase Warrant for 50,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.002 per share and expire on September 14, 2026.

During the nine months ended September 30, 2021, warrant holders exercised the warrants and the Company issued 72,048,517 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

The Company evaluated all outstanding warrants to determine whether these instruments may be tainted. All warrants outstanding were considered tainted.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2021:

Valuation date
Expected dividends	0%
Expected volatility	189.62% - 741.41%
Expected term	.72 – 5 years
Risk free interest	.07% - .79%

NOTE 11 – RELATED PARTY TRANSACTIONS

Mr. Jef Lewis, Chief Executive Officer, Chairman of the Board, President, Secretary, and Treasurer

On November 22, 2019, the Company appointed Jeffrey Lewis as the new Chief Executive Officer, Chairman of the Board, Corporate President, Secretary, and Treasurer of the Company. The Company and Mr. Lewis entered into an Employee Agreement that included the issuance of 1,000 Preferred Series B Control Shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. As of December 31, 2020, Mr. Lewis had an unpaid wage and interest balance of $97,325. During the nine months ended September 30, 2021, the Company accrued wages of $150,000, interest of $1,894 and made payments of $226,354. As of September 30, 2021, the Company owed Mr. Lewis $19,663 in accrued wages and $3,203 in accrued interest.

The Company is periodically advanced noninterest bearing operating funds from related parties. The advances are due on demand and unsecured. As of September 30, 2021 and December 31, 2020, the Company owed Mr. Lewis $7,171 and $743, respectively, for advances to the Company.

Mr. Samuel Berry, Director

On November 22, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2020, Mr. Berry had an unpaid balance of $118,167. During the nine months ended September 30, 2021, the Company accrued $37,500 in fees and made $35,000 in payments in connection to his agreement. As of September 30, 2021, the Company owed Mr. Berry $120,667 in fees.

NOTE 12 – LONG TERM DEBT

As of September 30, 2021 and December 31, 2020, long term debt was comprised of the following:

	September 30,	December 31,
	2021	2020
Long term debt
Equipment loan	41,134	115,614
Line of credit	109,475	104,155
Other loans	—	61,588
Total long term debt	$150,609	$281,357

Equipment Loan

In August 2021, the Company returned $96,357 in equipment to the lender to settle debt of $74,480, and a loss on disposal of assets of $16,267 was recorded to the statement of operations.

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

On September 15, 2021, the Company repurchased 10,000 shares of Series A Preferred stock at $10 per share from Bennett Buchanan, pursuant to his Director Agreement. The shares were purchased for $100,000, which is payable in five installments of $20,000 each over the six-month period following his appointment as a director.

During the nine months ended September 30, 2021, 357,500 shares of Series A Preferred stock were converted to 1,780,120,601 common shares in accordance with the conversion terms. The issuances were valued at $1,845,925.

As of September 30, 2021, 30,000,000 Series A Preferred shares and 1,000 Series B Preferred shares were authorized, of which 796,997 Series A shares were issued and outstanding, and 1,000 Series B shares were issued and outstanding.

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

`On June 10, 2021, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 20,000,000,000 to 25,000,000,000 with a par value of $0.001.

During the nine months ended June 30, 2021, warrant holders exercised the warrants and the Company issued 72,048,517 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the nine months ended September 30, 2021, 357,500 shares of Series A Preferred stock were converted to 1,780,120,601 common shares in accordance with the conversion terms. The issuances were valued at $1,845,925.

During the nine months ended September 30, 2021, the holders of a convertible notes converted $727,541 of principal, $59,812 of accrued interest and $6,000 in conversion fees into 853,979,114 shares of common stock. The common stock was valued at $3,268,543 based on the market price of the Company’s stock on the date of conversion.

During the nine months ended September 30, 2021, the holder of a promissory notes converted $108,000 of principal, $12,960 of accrued interest, $15,000 in penalties, and $750 in conversion fees into 198,130,434 shares of common stock. The common stock was valued at $594,391 based on the market price of the Company’s stock on the date of conversion.

As of September 30, 2021, 25,000,000,000 were authorized, of which 6,438,301,121 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at September 30, 2021:

September 30,
2021
Net operating loss	$408,735
Statutory rate	21%
Expected tax recovery	85,834
Change in valuation allowance	(85,834)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	85,834
Less: valuation allowance	(85,834)
Net deferred tax asset	$—

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

Director Agreement

On September 15, 2021, Bennett Buchanan was appointed to serve as a director of BrewBilt Manufacturing, Inc. Mr. Buchannan currently serves as a consultant to the Company under a Consulting Agreement dated January 1, 2021, pursuant to which he assists the Company with marketing, advertising, customer relations, and licensing and compliance regulatory requirements. Pursuant to the Consultant Agreement, Mr. Buchanan is paid a monthly fee of $3,000, and was previously issued 10,000 shares of the Company’s Series A Stock.

In connection with Mr. Buchanan’s appointment, the Company agreed to repurchase the 10,000 shares of Series A Preferred Stock of the Company from Mr. Buchanan issued to him under the Consulting Agreement for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the nine months ended September 30, 2021, the company recorded a payment of $20,000 in connection with this agreement and will recognize $60,000 in consulting fees in the 4th quarter of 2021 and $20,000 in the first quarter of 2022.

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

NOTE 17 – SUBSEQUENT EVENTS

Notes Payable and Common Stock Purchase Warrant

On October 6, 2021, the Company entered into a Promissory Note in the amount of $550,000. The note is unsecured, bears interest at 12% per annum, and matures on October 6, 2022. The Company also executed a Common Stock Purchase Warrant for 366,666,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0015 per share and expire on October 6, 2026.

Subsequent Issuances

On October 6, 2021, the holder of a convertible note converted a total of $56,175 of principal and interest into 59,131,579 shares of our common stock.

On October 6, 2021, 15,000 shares of Preferred Series A stock was converted into 150,000,000 shares of common stock.

On October 8, 2021, 22,500 shares of Preferred Series A stock was converted into 125,000,000 shares of common stock.

On October 28, 2021, 13,500 shares of Preferred Series A stock was converted into 100,000,000 shares of common stock.

On November 8, 2021, the holder of a convertible note converted a total of $56,438 of principal and interest into 77,311,644 shares of our common stock.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition, and liquidity position for the three and nine months ended June 30, 2021. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2020 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues:

The Company’s revenues were $575,128 for the three months ended September 30, 2021 compared to $927,012 for the three months ended September 30, 2020. The decrease is due to fewer projects being completed and delivered to customers in Q3 2021. In addition, the average revenue per job for the customer orders that were completed were lower in Q3 2021 compared to Q3 2020.

Cost of Sales:

The Company’s cost of materials was $357,429 for the three months ended September 30, 2021, compared to $163,525 for the three months ended September 30, 2020. The increase is primarily due to a significant increase in the cost of materials as well as a higher number of smaller customer orders with low profit margins.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2021, and September 30, 2020, were $249,912 and $212,934, respectively. The increase is due to an increase in salaries and wages and general and administrative expenses.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2021 and September 30, 2020 was $(1,486,655) and $(755,797), respectively. Other income (expense) consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from a loss on fair value of derivative liabilities during the three months ended September 30, 2021, whereas there was a gain reported during the three months ended September 30, 2020.

Net Loss:

Net loss for the three months ended September 30, 2021 was $1,518,878 compared with $212,044 for the three months ended September 30, 2020. The increased loss is due to a decrease in income and an increase in derivative expenses for the three months ended September 30, 2021.

Results for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues:

The Company’s revenues were $637,143 for the nine months ended September 30, 2021 compared to $1,022499 for the nine months ended September 30, 2020. The decrease is due to fewer projects being completed and delivered to customers. In addition, the average revenue per job for the customer orders that were completed were lower during the nine months ended September 30, 2021 compared to September 30, 2020.

Cost of Sales:

The Company’s cost of materials was $373,544 for the nine months ended September 30, 2021, compared to $220,795 for the nine months ended September 30, 2020. The increase is primarily due to a significant increase in the cost of materials as well as a higher number of smaller customer orders with low profit margins.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2021, and September 30, 2020, were $1,113,985 and $4,757,958, respectively. The decrease is primarily attributable to share-based consulting fees that were incurred during the nine months ended September 30, 2020.

Other Income (Expense):

Other income (expense) for the nine months ended September 30, 2021 and September 30, 2020 was $(4,866,417) and $(4,872,752), respectively. Other income (expense) consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The decrease in other expense primarily resulted from a decrease in derivative expenses during the nine months ended September 30, 2021.

Net Loss:

Net loss for the nine months ended September 30, 2021 was $5,716,803 compared with $8,835,806 for the nine months ended September 30, 2020. The decreased loss can be explained by the issuance of share-based consulting fees and an increase in loss in fair value of derivative liabilities for the nine months ended September 30, 2020.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

	September 30, 2021	December 31, 2020
	$	$
Current Assets	2,390,838	223,729
Current Liabilities	6,543,983	4,281,072
Working Capital (Deficit)	(4,153,145)	(4,057,343)

As of September 30, 2021, the Company had $275,800 and $2,390,838 in cash and total current assets, as well as $6,543,983 in current liabilities as compared to $72,764 and $223,729 in cash and total current assets, and $4,281,072 in current liabilities as of December 31, 2020. The decrease in working capital is due to an increase in billings in excess of revenue and derivative liabilities for the nine months ended September 30, 2021.

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

	September 30, 2021	September 30, 2020
	$	$
Cash Flows from (used in) Operating Activities	(763,112)	(801,935)
Cash Flows from (used in) Investing Activities	(156,304)	30,839
Cash Flows from (used in) Financing Activities	1,122,452	849,710
Net Increase (decrease) in Cash During Period	203,036	78,614

During the nine months ended September 30, 2021, cash from (used in) operating activities was $(763,112) compared to $(801,936) for the nine months ended September 30, 2020. The variance primarily resulted from the change in fair value of derivative liabilities and share-based compensation during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, cash from investing activities was $(156,304) compared to $30,839 for the nine months ended September 30, 2020. The variance in cash from investing activity is due to an increase in fixed assets purchases and disposals in the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, cash from (used in) financing activities was $1,122,452 compared to $849,710 for the nine months ended September 30, 2020. The increase in cash from financing activity is due to an increase in proceeds from convertible debt and promissory notes during the nine months ended September 30, 2021.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On September 15, 2021, the Company repurchased 10,000 shares of Series A Preferred stock at $10 per share that were issued to Bennett Buchanan pursuant to a Consulting Agreement.

During the three months ended September 30, 2021, 72,500 shares of Series A Preferred stock were converted to 630,065,359 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $262,778 which was recorded to the statement of operations.

During the three months ended September 30, 2021, the holders of a convertible notes converted $310,500 of principal, $34,938 of accrued interest and $2,500 in conversion fees into 347,501,836 shares of common stock. The common stock was valued at $647,343 based on the market price of the Company’s stock on the date of conversion.

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

BrewBilt Manufacturing Inc.

Date: November 15, 2021	By: /s/ Jef Lewis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.