Form 10-K
period 2021-12-31
BrewBilt Manufacturing Inc.
filed 2022-03-31
CIK 1641751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

On June 30, 2021, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $12,013,615, based upon the closing price on that date of the Common Stock of the registrant of $0.0022. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 28, 2021, the Registrant had 12,803,231,651 shares of common stock issued and outstanding.

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

As used in this Annual Report, the terms “we,” “us,” “Company,” “our”, and “BrewBilt” mean BrewBilt Manufacturing, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Company Overview

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates brewing, fermentation and distilling systems for the craft beer industry using “Best in Class” American made stainless steel. Founded by Jeff Lewis in 2014 with a vision of creating a profitable company by hiring excellent local craftsmen, designing and building products to exceed customers’ expectations Mr. Lewis now has over 20 years of experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works.

BrewBilt has strong relationships with suppliers of raw materials, equipment, and services globally, in addition an aggressive referral network of satisfied customers nationwide. An Advisory Board consisting of successful business leaders that provide valuable product feedback and business expertise to management. The craft brewing & spirits industries continue to grow worldwide. California is where craft brewing began and now has over 950 operating breweries – being centrally located in this booming market was a large draw for BrewBilt to locate its manufacturing facility in the Sierra foothills.

All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food and beverage processing. BrewBilt buys materials and components mostly from suppliers which enables BrewBilt to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the world a great deal of specific interest in coming from Mexico, Japan, Europe, and Australia.

In July of 2016, BrewBilt moved from the small facility in Nevada City, CA to lease an eight thousand (8,000) square foot manufacturing facility in Grass Valley, CA. This facility was purchased by BrewBilt in January 2018 and upgraded with substantial tenant improvements. BrewBilt obtains the majority of its leads through customer referrals and from online marketplaces. The company’s website has expanded to include online sales and online educational/marketing videos that feature the company and its expanded product line of brewing accessories. BrewBilt has also created distribution sales agreements with individuals and companies to represent BrewBilt in both the domestic and international markets.

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

Pursuant with the Merger Asset Purchase Agreement, the Board of Directors has authorized that BrewBilt shall sell, assign and transfer all of its right, title and interest to its IP, fixed assets and “know how” to the Company (collectively, the “Seller’s Assets”). Vet Online Supply and BrewBilt mutually agreed that BrewBilt assign certain assets and provide the “Know-How” regarding the designing and building of the finest craft brewing equipment in the industry today. As consideration for the IP, fixed assets and the “Know How”, the Company issued, $5,000,000 worth of Convertible Preferred Series A Stock within thirty (30) days from the date of the agreement. The number of Convertible Preferred Series A shares issued was 500,000 shares at a price of $10. per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for VTNL. BrewBilt designated that the said stock be issued in the name of its President, Jeffrey Lewis.

The Board of Directors dismissed Daniel Rushford as an officer and director, specifically as the Chief Executive Officer, Chairman of the Board, and Corporate (President) of the Company effective November 22, 2019. Effective November 22, 2019, Daniel Rushford had a new revised Employment Agreement which appointed him as Manager of the CBD Pet Supply Division, a non-director/officer position which includes returning to Treasury 1,000 Preferred Series B Control Shares, and an annual salary of $36,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion. His employment agreement was not renewed in 2020.

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

Jeffrey Lewis is 48 years old. As the founder of BrewBilt Manufacturing, a multiple million-dollar sales and manufacturing company, he has 20 years of experience managing engineering, design and fabrication teams that custom design and fabricate integrated stainless-steel distillation and brewing systems for the beverage, cannabis and hemp industries.

Our Market Opportunity

The craft beer industry offers a value of $94.1 billion in the United States, yet it is still an area of the economy which offers growth potential. As the craft beer market matures, the smaller players are being squeezed out, and the more established breweries are consolidating and gaining market share.

In response to this industry trend, BrewBilt is shifting our marketing focus to larger brewing systems that are in higher demand as these successful breweries expand their production volumes with bigger equipment. These targeted customers are less price sensitive than the small startups and more willing to pay top dollar for the quality and reliability that BrewBilt is known for in the craft beer industry.

BrewBilt systems are engineered for high efficiency and consistency, which are critical factors for regional breweries and microbreweries, which make up for 66% and 19% of US craft beer production, respectively.

There are five distinct craft beer industry market segments: regional brewers, microbreweries, brewpubs, taprooms, and contract brewers.

Essential Craft Beer Industry Statistics

As of the writing of this information, 2021 industry numbers have not been released.

California had the largest output for the craft beer industry in 2020, offering $9.7 billion in total impact. Pennsylvania finished in second during the year, with a $5.6 billion impact. They were followed by Texas ($5.4 billion), New York ($4.9 billion), and Florida ($3.8 billion). The overall beer market in the United States has a value of $94.1 billion. Although the craft beer segment has a 12.3% share of the total beer volume in the country, it represents 23.6% of the total dollar sales that were achieved in 2020. The dollar sales of craft beer products in the United States was down 22% in 2020, which was a result of pandemic sales being shifted from taprooms to retail for at-home consumption. However, on-site sales are already rebounding strongly in 2022. Adults in the United States consume an average of 19.8 gallons of beer each year, according to the National Beer Wholesalers Association. About 36% of registered breweries in the United States are listed as a brewpub. That means the products they create for consumers are meant for direct sales that occur on their premises. The average brewery with this classification will produce about 1,000 barrels of beer each year. 95% of the breweries which are operating in the United States today produced less than 15,000 barrels of beer each year. That classifies the operation as a microbrewery if 75% or more of the beer the company produces is sold off-site. About 40% of the sales that occur each year for the craft beer industry happen during the months of June, July, or August. Almost 90% of adults over the age of 21 in the United States live within 10 miles of at least one brewery. Most of these operations qualify as a craft beer producer. There are more than 950 different craft breweries operating in California right now, making it the largest source of products for the industry today.

Industry Overview

Overall U.S. beer volume sales were down 3% in 2020, while craft brewer volume sales declined 9%, lowering small and independent brewers’ share of the U.S. beer market by volume to 12.3%.

Retail dollar sales of craft decreased 22%, to $22.2 billion, and now account for just under 24% of the $94 billion U.S. beer market (previously $116 billion). The primary reason for the larger dollar sales decline was the shift in beer volume from bars and restaurants to packaged sales.

Recent U.S. Brewery Count

	2015	2016	2017	2018	2019	2020	2019 to 2020 % Change
Craft	4,803	5,713	6,661	7,618	8,391	8,764	4.4%
Regional Craft Breweries	178	186	202	230	240	220	-8.3%
Microbreweries	2,684	3,319	3,956	4,518	1,821	1,854	1.8%
Taprooms					3,159	3,471	9.9%
Brewpubs	1,941	2,208	2,503	2,870	3,171	3,219	1.5%
Large/Non-Craft	44	67	106	104	111	120	8.1%
Total U.S. Breweries	4,847	5,780	6,767	7,722	8,502	8,884	4.5%

Historical Craft Brewery Production by Category

U.S. Craft Brewery Count by Category

Historical U.S. Brewery Count

Slide the bar at the top of the graph to see number of breweries from 1873 to present day.

Competition

BrewBilt competes against a number of companies, most of which are selling mass produced equipment from China made from less costly, inferior quality Chinese steel which often is not food grade quality. While this broader market is very competitive, there continues to be little competition and strong market demand for higher quality, custom designed, hand-crafted systems that BrewBilt produces with American labor.

Employees and Consultants

As of the date of this filing, BrewBilt has 15 employees. Our suppliers include various consultants for manufacturing, new business development and marketing, in addition to legal and accounting support.

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

The following table sets forth the high and low closing prices for our common stock per quarter as reported by the OTCQB for the period from January 1, 2021 through December 31, 2021, and January 1, 2020 through December 31, 2020, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	For the Year Ended December 31
	2021		2020
	High	Low	High	Low
First Quarter	0.0178	0.0021	0.0373	0.0024
Second Quarter	0.0051	0.0022	0.0536	0.0027
Third Quarter	0.0027	0.0013	0.0081	0.0032
Fourth Quarter	0.0023	0.0005	0.0040	0.0013

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

As of December 31, 2021, there were 8,109,531,693 shares of the registrant’s $0.001 par value common stock issued and outstanding, which were held by 34 shareholders of record.

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

Recent Sales of Unregistered Securities

On December 1, 2021, the Company issued 10,000 shares of Series A Convertible Preferred stock at $10 per share to Bennett Buchanan, pursuant to his Consulting Agreement dated November 1, 2021.

On December 8, 2021, the Company issued 500,000 shares of Series A Convertible Preferred stock at $10 per share to Jef Lewis, pursuant to his Employment Agreement dated October 1, 2021.

On December 27, 2021, the Company issued 100,000 of Preferred Series A shares to Mr. Berry for his four years of service as a Director for the company.

During the three months ended December 31, 2021, 77,280 shares of Convertible Series A Preferred stock were converted to 895,000,000 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $354,200, which was recorded to the statement of operations.

During the three months ended December 31, 2021, warrant holders exercised the warrants and the Company issued 313,958,333 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended December 31, 2021, the holders of a convertible notes converted $256,500 of principal, $18,874 of accrued interest and $1,750 in conversion fees into 462,272,239 shares of common stock. The common stock was valued at $500,149 based on the market price of the Company’s stock on the date of conversion.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2021

On January 3, 2022, the holder of a convertible note converted a total of $39,867 of principal and interest into 398,670,000 shares of our common stock.

On January 6, 2022, the holder of a convertible note converted a total of $20,000 of principal and interest into 100,000,000 shares of our common stock.

On January 13, 2022, the holder of a convertible note converted a total of $42,954 of principal and interest into 429,540,000 shares of our common stock.

On January 17, 2022, 50,000 shares of Convertible Preferred Series A stock was issued to South Pacific Traders Oy pursuant to a Distribution Agreement. The share were classified as shares payable during the period ending December 31, 2021.

On January 21, 2022, 15,104 shares of Convertible Preferred Series A stock was converted into 430,313,390 shares of common stock.

On January 25, 2022, the holder of a convertible note converted a total of $25,200 of principal and interest into 200,000,000 shares of our common stock.

On January 31, 2022, the holder of a convertible note converted a total of $46,096 of principal and interest into 460,963,300 shares of our common stock.

On February 11, 2022, the holder of a convertible note converted a total of $50,554 of principal and interest into 505,438,000 shares of our common stock.

On February 14, 2022, the holder of a convertible note converted a total of $45,938 of principal and interest into 255,208,333 shares of our common stock.

On February 18, 2022, 8,616 shares of Convertible Preferred Series A stock was converted into 478,666,667 shares of common stock.

On February 23, 2022, the holder of a convertible note converted a total of $27,170 of principal and interest into 543,394,200 shares of our common stock.

On March 2, 2022, the holder of a convertible note converted a total of $54,339 of principal and interest into 543,390,000 shares of our common stock.

On March 14, 2022, the holder of a convertible note converted a total of $14,621 of principal and interest into 348,116,068 shares of our common stock.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future, and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues:

The Company’s revenues were $774,388 for the year ended December 31, 2021 compared to $1,379,580 for the year ended December 31, 2020. The decrease is due to fewer projects being completed and delivered to customers. The company had multiple large orders sold during the year which have longer production times. In addition, the average revenue per job for the customer orders that were completed were lower during the year ended December 31, 2021 compared to December 31, 2020. This is due to an increase in pass-through sales rather than jobs that required fabrication.

Cost of Sales:

The Company’s cost of materials was $419,098 for the year ended December 31, 2021, compared to $455,360 for the year ended December 31, 2020. The increase in costs in relation to revenue was due to an increase in raw material costs as a result of supply chain issues and the continuing impact of COVID-19. The company also had a higher number of smaller customer orders with low profit margins. COVID-19 related safety measures also resulted in a reduction of manufacturing productivity.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended December 31, 2021 and December 31, 2020 were $7,661,953 and $9,905,885, respectively. Although the company had an increase in G&A expenses and salaries and wages in 2021, the decrease in overall expenses was due to a reduction in share-based compensation pursuant to Licensing and Distribution Agreements that were executed in 2020.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2021 and 2020 was $(4,390,446) and $(7,343,185), respectively. Other income (expense) consisted of gain or loss on derivative valuation, gain or loss on disposal of assets, loss on conversions, debt forgiveness and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The variance primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the year ended December 31, 2021 was $11,697,109 compared with $16,324,850 for the year ended December 31, 2020. The decreased loss can be explained by the decrease in share-based consulting fees and the decrease in derivative expenses in the year ended December 31, 2021.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company has a shareholders’ deficit of $16,138,003 since its inception, working capital deficit of $3,085,906, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

	December 31, 2021	December 31, 2020
	$	$
Current Assets	1,318,748	223,729
Current Liabilities	4,404,654	4,281,072
Working Capital (Deficit)	(3,085,906)	(4,057,343)

The overall working capital (deficit) decreased from $(4,057,343) at December 31, 2020 to $(3,085,906) at December 31, 2021 due to an increase in cash and raw material purchases and a decrease in derivative liabilities and accrued liabilities.

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

	December 31, 2021 $	December 31, 2020 $
Cash Flows from (used in) Operating Activities	(1,316,469)	(964,667)
Cash Flows from (used in) Investing Activities	(185,289)	(33,823)
Cash Flows from (used in) Financing Activities	1,648,177	1,069,810
Net Increase (decrease) in Cash During Period	146,419	71,320

During the year ended December 31, 2021, cash used in operating activities was $1,316,469 compared to $964,667 for the year ended December 31, 2020. The variance primarily resulted from the change in fair value of derivative liabilities, an increase in operating assets and a decrease in operating liabilities during the year ended December 31, 2021.

During the year ended December 31, 2021, cash used in investing activities was $(185,289) compared to $(33,823) for the year ended December 31, 2020. The increase in cash used in investing activity is due to an increase in fixed assets purchases in 2021.

During the years ended December 31, 2021, cash from financing activities was $1,648,177 compared to $1,069,810 for the year ended December 31, 2020. The increase in cash from financing activity is due to an increase in proceeds from convertible debt and promissory notes during the year ended December 31, 2021.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrewBilt Manufacturing, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC
BF Borgers CPA PC

PCAOB ID Number : 5041

We have served as the Company’s auditor since 2015
Lakewood, CO
March 31, 2022

BREWBILT MANUFACTURING INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$219,183	$72,764
Accounts receivable	3,495	97,701
Earnings in excess of billings	880,494	489
Inventory	147,859	44,223
Prepaid expenses	48,217	8,552
Other current assets	19,500	—
Total current assets	1,318,748	223,729

Property, plant, and equipment, net	249,208	109,339
Intangibles, net	500,000	—
Right-of-use asset	203,991	246,968
Security deposit	16,980	16,980
Other assets	85,305	—

TOTAL ASSETS	$2,374,232	$597,016

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$640,428	$843,882
Accrued interest	206,806	106,639
Accrued liabilities	119,090	286,997
Billings in excess of revenue	1,104,923	71,280
Current operating lease liabilities	45,970	42,977
Convertible notes payable, net of discount	910,062	149,988
Derivative liabilities	882,706	2,373,176
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	205,815	101,056
Related party liabilities	138,029	154,252
Total Current Liabilities	4,404,654	4,281,072

Long term debt	152,390	281,357
Non-current operating lease liabilities	158,021	203,991

Total Liabilities	4,715,065	4,766,420

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized; 1,329,717 shares issued and outstanding at December 31, 2021; 1,120,000 shares issued and outstanding at December 31, 2020	13,297,170	11,200,000
Convertible preferred stock payable	500,000	—

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2021; 1,000 shares issued and outstanding at December 31, 2020	1	1
Common stock, $0.001 par value; 25,000,000,000 authorized; 8,109,531,693 shares issued and outstanding at December 31, 2021; 3,534,022,455 shares issued and outstanding at December 31, 2020	8,109,532	3,534,022
Additional paid in capital	(5,594,134)	(11,947,134)
Retained earnings	(18,653,402)	(6,956,293)
Total stockholders’ deficit	(16,138,003)	(15,369,404)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,374,232	$597,016

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended
	December 31,
	2021	2020
Sales	$774,388	$1,379,580
Cost of sales	419,098	455,360
Gross profit	355,290	924,220

Operating expenses:
Consulting fees	1,131,031	9,069,113
Depreciation and amortization	45,420	40,686
G&A expenses	645,478	293,489
Professional fees	183,868	238,397
Salaries and wages	5,656,156	264,200
Total operating expenses	7,661,953	9,905,885

Loss from operations	(7,306,663)	(8,981,665)

Other income (expense):
Other income	25,011	—
Debt forgiveness	76,752	—
Derivative expenses	(151,811)	(4,147,008)
Loss on conversion	(2,657,807)	(1,986,272)
Loss on disposal of assets	(16,267)	—
Interest expense	(1,666,324)	(1,209,905)
Total other expenses	(4,390,446)	(7,343,185)

Net loss before income taxes	(11,697,109)	(16,324,850)
Income tax expense	—	—
Net loss	$(11,697,109)	$(16,324,850)

Per share information
Weighted number of common shares outstanding, basic and diluted	5,553,646,533	1,073,467,865
Net loss per common share	$(0.0021)	$(0.0152)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2019	400,000	$4,000,000	$—	1,000	$1	10,343,330	$10,343	$(19,240,374)	$9,368,557	$(9,861,473)
Conversion of convertible notes payable to stock	—	—	—	—	—	1,023,817,685	1,023,818	7,117,348	—	8,141,166
Derivative settlements	—	—	—	—	—	—	—	(1,131,095)	—	(1,131,095)
Cancellation of stock issued for services	—	—	—	—	—	(8,008,334)	(8,008)	(42,257)	—	(50,265)
Common stock converted to preferred stock	54,000	540,000	—	—	—	(70,000,000)	(70,000)	(56,000)	—	(126,000)
Preferred stock converted to common stock	(734,000)	(7,340,000)	—	—	—	2,416,667,054	2,416,667	6,495,604	—	8,912,271
Preferred stock issued for services	900,000	9,000,000	—	—	—	—	—	—	—	—
Preferred stock issued per agreement	500,000	5,000,000	—	—	—	—	—	(4,999,500)	—	(4,999,500)
Preferred stock transferred from related party to settle debt	—	—	—	—	—	—	—	20,000	—	20,000
Related party debt settled to additional paid in capital	—	—	—	—	—	—	—	50,342	—	50,342
Warrant exercise	—	—	—	—	—	161,202,720	161,202	(161,202)	—	—
Net loss	—	—	—	—	—	—	—	—	(16,324,850)	(16,324,850)
Balance at December 31, 2020	1,120,000	$11,200,000	$—	1,000	$1	3,534,022,455	$3,534,022	$(11,947,134)	$(6,956,293)	$(15,369,404)

Conversion of convertible notes payable to stock	—	—	—	—	—	1,316,251,353	1,316,253	2,452,440	—	3,768,693
Conversion of promissory notes to stock	—	—	—	—	—	198,130,434	198,130	396,261	—	594,391
Derivative settlements	—	—	—	—	—	—	—	89,987	—	89,987
Preferred stock converted to common stock	(434,780)	(4,347,800)	—	—	—	2,675,120,601	2,675,120	3,872,805	—	6,547,925
Preferred stock issued for services	640,000	6,400,000	—	—	—	—	—	—	—	—
Preferred stock cancelled for services	(10,000)	(100,000)	—	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	500,000	—	—	—	—	—	—	—
Preferred stock issued to settle debt	14,497	144,970	—	—	—	—	—	(72,486)	—	(72,486)
Warrant exercise	—	—	—	—	—	386,006,850	386,007	(386,007)	—	—
Net loss	—	—	—	—	—	—	—	—	(11,697,109)	(11,697,109)
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	8,109,531,693	$8,109,532	$(5,594,134)	$(18,653,402)	$(16,138,003)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,697,109)	$(16,324,850)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	1,439,634	755,428
Change in derivative liability	151,811	4,147,008
Common stock issued for services	—	25,342
Debt forgiveness	(76,752)	—
Depreciation and amortization of fixed assets	45,420	40,685
Loss on conversion	2,657,807	1,986,272
Gain on obsolete inventory	—	17,375
Preferred stock issued for consulting services	1,000,000	9,000,000
Preferred stock issued for wages and salaries	5,300,000	—
Preferred stock issued to settle liabilities	(72,486)	—
Decrease (increase) in operating assets
Accounts receivable	94,206	226,078
Deposits	—	(12,000)
Earnings in excess of billings	(880,005)	52,549
Inventory	(103,636)	(14,318)
Prepaid expenses	(39,665)	915
Other assets	(104,805)	156
Increase (decrease) in operating liabilities
Accounts payable	(58,484)	(65,038)
Accrued interest	215,313	441,619
Accrued liabilities	(92,395)	224,458
Billings in excess of revenues	1,033,643	(1,439,816)
Net cash (used in) provided by operating activities	(1,316,469)	(964,667)

Cash flows from investing activities
Property, plant and equipment, additions	(276,035)	(33,823)
Property, plant and equipment, proceeds	90,746	—
Net cash (used in) provided by investing activities	(185,289)	(33,823)

Cash flows from financing activities:
Long term debt	(128,967)	—
Proceeds from convertible debt	1,480,400	906,540
Proceeds from promissory notes	184,000	93,090
Related party liabilities	(16,223)	70,180
Net cash (used in) provided for financing activities	1,519,210	1,069,810

Net increase in cash	146,419	71,320

Cash, beginning of period	72,764	1,444
Cash, end of period	$219,183	$72,764

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$3,768,693	$8,141,166
Stock issued for promissory note conversion	$136,710	$—
Derivative settlements	$89,987	$(1,131,095)
Discount from derivative	$1,145,921	$1,183,510
Common stock converted to preferred stock	$—	$(126,000)
Preferred stock converted to common stock	$4,347,800	$6,925,999
Preferred stock issued to settle liabilities	$72,486	$—
Cashless warrant exercise	$386,007	$161,202

The accompanying notes are an integral part of these financial statements

1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Located in Grass Valley, CA, BrewBilt is one of the only California companies that custom designs, hand crafts, and integrates brewing, fermentation and distilling systems for the craft beer industry using “Best in Class” American made stainless steel. Founded by Jeff Lewis in 2014 with a vision of creating a profitable company by hiring excellent local craftsmen, designing and building products to exceed customers’ expectations Mr. Lewis now has over 20 years of experience as a craft beer brewer, a custom tank/vessel designer, fabrication and integration expert and business owner who initially founded Portland Kettle Works.

BrewBilt has strong relationships with suppliers of raw materials, equipment, and services globally, in addition an aggressive referral network of satisfied customers nationwide. An Advisory Board consisting of successful business leaders that provide valuable product feedback and business expertise to management. The craft brewing & spirits industries continue to grow worldwide. California is where craft brewing began and now has over 950 operating breweries – being centrally located in this booming market was a large draw for BrewBilt to locate its manufacturing facility in the Sierra foothills.

All BrewBilt products are designed and fabricated as “food grade” quality which enables the company to build vessels for food and beverage processing. BrewBilt buys materials and components mostly from suppliers which enables BrewBilt to closely monitor quality, while the company’s revenues are generated from sales to customers throughout the world a great deal of specific interest in coming from Mexico, Japan, Europe, and Australia.

In July of 2016, BrewBilt moved from the small facility in Nevada City, CA to lease an eight thousand (8,000) square foot manufacturing facility in Grass Valley, CA. This facility was purchased by BrewBilt in January 2018 and upgraded with substantial tenant improvements. BrewBilt obtains the majority of its leads through customer referrals and from online marketplaces. The company’s website has expanded to include online sales and online educational/marketing videos that feature the company and its expanded product line of brewing accessories. BrewBilt has also created distribution sales agreements with individuals and companies to represent BrewBilt in both the domestic and international markets.

`Amendments to Previously Reported Annual Financial Information

The Company’s previously issued financial statements for the year ended December 31, 2020, as included in its Form 10-K filed on March 31, 2021, have been restated since the Company improperly classified the Series A preferred stock in permanent equity as opposed to liability pursuant to ASC 480-10-25-14(A), since the financial instrument embodies an unconditional obligation to transfer a variable number of shares and the monetary value of such obligation is based solely on a fixed amount known at inception.

Financial Statement Presentation

The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Business Combinations

As per ASC 805-50 a common-control transaction does not meet the definition of a business combination because there is no change in control over the net assets. The accounting for these transactions is addressed in the “Transactions Between Entities Under Common Control”. The net assets are derecognized by the transferring entity and recognized by the receiving entity at the historical cost of the parent of the entities under common control. Any difference between the proceeds transferred or received and the carrying amounts of the net assets is recognized in equity in the transferring and receiving entities’ separate financial statements and eliminated in consolidation. The change in accounting principle is applied retroactively for all periods presented.

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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of December 31, 2021 and December 31, 2020, the Company has deferred $1,104,923 and $71,280, respectively, in revenue, and $880,494 and $489 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2021 and December 31, 2020 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the years ended December 31, 2021 and December 31, 2020, the Company wrote off $39,434 and $17,246 in obsolete inventory, respectively, to the statement of operations. As of December 31, 2021 and December 31, 2020, the Company has inventory of $147,859 and $44,223, respectively.

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

Capitalized Distribution Fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2021, and 2020, there were no impairment losses recognized for intangible assets.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of December 31, 2021 and December 31, 2020, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	December 31, 2021	December 31, 2020
	Level	Fair Value	Fair Value
Derivative Liability	3	$882,706	$2,373,176
Total Financial Liabilities		$882,706	$2,373,176

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2021 and December 31, 2020, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

Debt issuance costs and debt discounts

Debt issuance costs and debt discounts are being amortized over the lives of the related financings on a basis that approximates the effective interest method. Costs and discounts are presented as a reduction of the related debt in the accompanying consolidated balance sheets.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2021 and 2020, which is still open for examination.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ended December 31, 2021 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company has a shareholders’ deficit of $16,138,003 since its inception, working capital deficit of $3,085,906, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

The Company does not have sufficient cash to fund its desired production for the next 12 months. The Company has arranged financing and intends to utilize the cash received to cover ongoing operational expenses. The Company plans to seek additional financing if necessary, in private or public equity offering(s) to secure future funding for operations. There can be no assurance the Company will be successful in raising additional funding. If the Company is not able to secure additional funding, the implementation of the Company’s business plan will be impaired. There can be no assurance that such additional financing will be available to the Company on acceptable terms or at all.

NOTE 3 – PREPAID EXPENSES

Prepaid fees represent amounts paid in advance for future contractual benefits to be received. Contracting expenses paid in advance are recorded as a prepaid asset and then amortized to the statements of operations when services are rendered, or over the life of the contract using the straight-line method.

As of December 31, 2021 and December 31, 2020, prepaid expenses consisted of the following:

	December 31,
	2021		2020
Prepaid insurance expenses		$8,217		$3,691
Prepaid consulting expenses		40,000		—
Prepaid rent expense		—		4,861
	$48,217		$8,552

On September 15, 2021, Bennett Buchanan was appointed to serve as a director of BrewBilt Manufacturing, Inc.  In connection with Mr. Buchanan’s appointment, the Company agreed to repurchase 10,000 shares of Series A Convertible Preferred Stock from Mr. Buchanan issued to him under his Consulting Agreement dated January 1, 2021, for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the year ended December 31, 2021, the company recorded payments of $40,000 in connection with this agreement. It has recognized $80,000 in consulting fees in 2021 and will recognize $20,000 in the first quarter of 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020
Computer Equipment	$23,876	$23,876
Leasehold Improvements	131,890	59,121
Machinery	352,187	250,762
Software	23,183	17,688
Vehicles	6,717	6,717
	537,853	358,164
Less accumulated amortization	(14,198)	(702)
Less accumulated depreciation	(274,447)	(248,123)
	$249,208	$109,339

During the year ended December 31, 2021, the company recorded fixed assets additions of $276,035 and fixed asset proceeds of $90,746. Depreciation and amortization expenses of $45,420 and $40,686 were recorded to the statement of operations for the year ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and December 31, 2020, ROU assets and lease liabilities related to our operating lease is as follows:

	December 31,	December 31,
	2021	2020
Right-of-use assets	$203,991	$246,968
Current operating lease liabilities	45,970	42,977
Non-current operating lease liabilities	158,021	203,991

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2022	$58,334
2023	58,334
2024	58,334
2025	58,335
Total	233,337
Less imputed interest	29,346
Total liability	$203,991

NOTE 6 – INTANGIBLES

On August 20, 2021, the company entered into an Exclusive Distribution Agreement with South Pacific Traders Oy. Pursuant to the agreement, the company will issue 50,000 Convertible Preferred Series A shares at $10 per share. South Pacific Traders will market BrewBilt Manufacturing equipment to the European Community and United Kingdom. Management determined that the 50,000 Convertible Series A Preferred to be issued as consideration for the exclusive distribution agreement is a finite-lived intangible asset and will be amortized over the five year term of the agreement. The share were issued subsequent to the reporting period and therefore recorded as convertible preferred stock payable.

NOTE 7 – ACCRUED LIABILITIES

As of December 31, 2021 and December 31, 2020, accrued liabilities were comprised of the following:

	December 31,	December 31,
	2021	2020
Accrued liabilities
Accrued wages	$31,294	$123,663
Credit card	6,045	19,893
Customer deposits	—	103,550
Sales tax payable	76,751	34,891
Warranty	5,000	5,000
Total accrued expenses	$119,090	$286,997

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

Changes in unearned revenue for the periods ended December 31, 2021 and December 31, 2020 were as follows:

	December 31,	December 31,
	2021	2020
Unearned revenue, beginning of the period	$71,280	$1,511,096
Billings in excess of revenue during the period	1,722,715	71,280
Recognition of unearned revenue in prior periods	(689,072)	(1,511,096)
Unearned revenue, end of the period	$1,104,923	$71,280

As of December 31, 2021 and December 31, 2020, the Company has recorded $880,494 and $489, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2021 and December 31, 2020, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2021	2020
Auctus Fund #11	113,000	8/19/2020	8/19/2021	12%	Variable	—	113,000
CBP #3	30,000	5/1/2020	5/1/2021	15%	Variable	9,576	30,000
CBP #4	30,000	7/23/2020	7/23/2021	15%	Variable	30,000	30,000
EMA Financial #6	80,500	8/17/2020	5/17/2021	12%	Variable	—	80,500
EMA Financial #7	50,000	10/21/2020	7/21/2021	12%	Variable	—	50,000
Emerging Corp Cap #1	83,333	2/12/2018	2/11/2019	22%	Variable	—	34,857
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	24%	Variable	110,000	110,000
GPL Ventures #1	25,000	10/14/2020	10/14/2021	10%	Variable	—	25,000
GPL Ventures #3	240,000	5/6/2021	5/6/2022	10%	0.001	240,000	—
Mammoth Corp #1	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Mammoth Corp #2	60,000	12/30/2021	12/30/2022	0%	Variable	60,000	—
Mast Hill Fund	550,000	10/6/2021	10/6/2022	12%	0.0015	550,000	—
Optempus #1	25,000	7/2/2020	7/2/2021	22%	Variable	25,000	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	22%	Variable	25,000	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	15,000	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	40,000	40,000
Power Up Lending #14	43,000	7/30/2020	7/30/2021	10%	Variable	—	43,000
Power Up Lending #15	53,000	9/21/2020	9/21/2021	10%	Variable	—	53,000
Power Up Lending #16	43,000	10/14/2020	10/14/2021	10%	Variable	—	43,000
Power Up Lending #17	43,500	12/7/2020	12/7/2021	10%	Variable	—	43,500
Power Up Lending #23	43,750	8/11/2021	8/11/2022	10%	Variable	43,750	—
Power Up Lending #24	48,750	9/14/2021	9/14/2022	10%	Variable	48,750	—
Power Up Lending #25	43,750	10/8/2021	10/8/2022	10%	Variable	43,750	—
Tri-Bridge #2	25,000	7/24/2020	7/24/2021	10%	Variable	—	25,000
Tri-Bridge #3	25,000	1/14/2021	7/14/2021	10%	Variable	25,000	—
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	25,000	—
Tri-Bridge #5	240,000	5/6/2021	5/6/2022	10%	0.001	240,000	—
						$1,563,826	$818,857
Debt discount						(527,933)	(597,670)
Financing costs/Original issue discount						(125,831)	(71,199)
Notes payable, net of discount						$910,062	$149,988

During the year ending December 31, 2021, the Company received proceeds from new convertible notes of $1,480,400. The Company recorded no payments on their convertible notes and conversions of $984,042 of convertible note principal. The Company recorded loan fees on new convertible notes of $249,850, which increased the debt discounts recorded on the convertible notes during the year ending December 31, 2021. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 10). The Company also recorded amortization of $1,415,047 on their convertible note debt discounts and loan fees. As of December 31, 2021, the convertible notes payable are convertible into 2,554,607,428 shares of the Company’s common stock.

During the year ended December 31, 2021, the Company recorded interest expense of $159,098 on its convertible notes payable. During the year ended December 31, 2021, the Company recorded conversions of $78,686 of note interest and $7,750 in conversion fees. As of December 31, 2021, the accrued interest balance was $153,123.

As of December 31, 2021, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – PROMISSORY NOTES PAYABLE

On June 19, 2020, the Company received funding pursuant to a promissory note in the amount for $108,000 of which $93,090 was received in cash and $14,910 was recorded as transaction fees. The note bears interest of 12% (increases to 24% per annum upon an event of default) and matures on June 19, 2021. During the year December 31, 2021, the company has amortized $14,910 of the financing costs to the statement of operations. During the nine months ended December 31, 2021, the Company issued 198,130,434 shares of common stock upon the conversion of principal in the amount of $108,000, accrued interest of $12,960, penalties of $15,000, and conversion fees of $750. As of December 31, 2021, the note has been fully satisfied.

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount for $50,000 of which $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of December 31, 2021, the company has amortized $10,849 of the financing costs to the statement of operations. As of December 31, 2021, the note has a principal balance of $50,000 and accrued interest of $5,918.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of December 31, 2021, the company has amortized $5,788 of the financing costs to the statement of operations. As of December 31, 2021, the note has a principal balance of $75,000 and accrued interest of $4,167.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of December 31, 2021, the company has amortized $5,178 of the financing costs to the statement of operations. As of December 31, 2021, the note has a principal balance of $100,000 and accrued interest of $3,551.

NOTE 11 – DERIVATIVE LIABILITIES

During the year ended December 31, 2021, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ended December 31, 2021 and December 30 2020:

	December 31,	December 31,
	2021	2020
Balance, beginning of period	$2,373,176	$2,273,269
Initial recognition of derivative liability	4,351,377	4,142,864
Conversion of derivative instruments to Common Stock	(2,788,199)	(5,230,611)
Mark-to-Market adjustment to fair value	(3,053,648)	1,187,654
Balance, end of period	$882,706	$2,373,176

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2021:

Valuation date
Expected dividends	0%
Expected volatility	117.84% - 258.09%
Expected term	.12 - 1 year
Risk free interest	.05% - .77%

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

On October 6, 2021, the Company executed a Common Stock Purchase Warrant for 366,666,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.0015 per share and expire on October 6, 2026.

During the year ended December 31, 2021, warrant holders exercised the warrants and the Company issued 386,006,850 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2021:

Valuation date
Expected dividends	0%
Expected volatility	165.48% - 760.19%
Expected term	.47 – 5 years
Risk free interest	.19% - 1.22%

NOTE 12 – RELATED PARTY TRANSACTIONS

Mr. Samuel Berry, Director

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and is renewable upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2020, Mr. Berry had an unpaid balance of $118,167. During the year ended December 31, 2021, the Company accrued $50,000 in fees and made $50,000 in payments in connection to his agreement. As of December 31, 2021, the Company owed Mr. Berry $118,167 in fees.

Mr. Bennett Buchanan, Director

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

On November 1, 2021, the parties agreed to terminate the agreement dated January 1, 2021 and entered into a new Consulting Agreement. The term of the Agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a thirty-day written notice. The Company will pay the Consultant a monthly fee of $3,000 and $100,000 in Convertible Preferred Series A stock.

NOTE 13 – LONG TERM DEBT

As of December 31, 2021 and December 31, 2020, long term debt was comprised of the following:

	December 31,	December 31,
	2021	2020
Long term debt
Equipment loan	41,134	115,614
Line of credit	111,256	104,155
Other loans	—	61,588
Total long term debt	$152,390	$281,357

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

NOTE 14 – CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

On July 1, 2019, the Company filed a Certificate of Amendment to increase the number of authorized Series A Convertible Preferred Stock to 30,000,000, with a par value of $0.001.  Each share of Convertible Preferred Series A Stock shall have a value of $10 per share and will convert into common stock at the closing price of the common stock on the date of conversion.  The Series A stock shall have no voting rights on corporate matters, unless and until the Series A shares are converted into Common Shares, at which time they will have the same voting rights as all Common Shareholders have; their consent shall not be required for taking any corporate action.

Pursuant to the Merger Agreement dated November 22, 2019, the Company issued $5,000,000 worth of Convertible Preferred Series A Stock to Mr. Lewis. The number of Convertible Preferred Series A shares to be issued is 500,000 shares at a price of $10 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital. On March 1, 2020, 500,000 shares of Convertible Preferred Series A Shares were issued pursuant to the Merger Agreement.

On April 6, 2020, the Company executed an addendum to the Distribution & Licensing Agreement dated November 19, 2019, with Bgreen Partners, Inc. The Company issued 400,000 Convertible Preferred Series A shares at a price of $10 per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

On October 15, 2020, the Company entered into an IP Purchase and License Agreement with Maguire & Associates, LLC in the amount of $5,000,000. The Company issued 500,000 Convertible Preferred Series A shares at a price of $10 per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

On November 20, 2020, Mr. Lewis converted 70,000,000 common shares at a price of $.0018 per share into 54,000 Convertible Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

During the year ended December 31, 2020, 734,000 shares of Series A Convertible Preferred stock were converted to 2,416,667,054 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

On January 1, 2021, the Company issued 10,000 shares of Series A Convertible Preferred stock at $10 per share to Bennett Buchanan, pursuant to his Consulting Agreement dated January 1, 2021.

On April 13, 2021, the Company issued 10,000 shares of Series A Convertible Preferred stock to key employee Corbin Boyle at $10 per share.

On April 13, 2021, the Company issued 10,000 shares of Series A Convertible Preferred stock to key employee Jesse Prim at $10 per share.

On May 14, 2021, the Company issued 14,497 shares of Series A Convertible Preferred stock at $10 per share, to settle liabilities of $144,970.

On September 15, 2021, the Company repurchased 10,000 shares of Series A Convertible Preferred stock at $10 per share from Bennett Buchanan, pursuant to his Director Agreement. The shares were purchased for $100,000, which is payable in five installments of $20,000 each over the six-month period following his appointment as a director.

On December 1, 2021, the Company issued 10,000 shares of Series A Convertible Preferred stock at $10 per share to Bennett Buchanan, pursuant to his Consulting Agreement dated November 1, 2021.

On December 8, 2021, the Company issued 500,000 shares of Series A Convertible Preferred stock at $10 per share to Jef Lewis, pursuant to his Employment Agreement dated October 1, 2021.

On December 27, 2021, the Company issued 100,000 of Preferred Series A shares to Mr. Berry for his four years of service as a Director for the company.

During the year ended December 31, 2021, 434,780 shares of Convertible Series A Preferred stock were converted to 2,675,120,601 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,657,807, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $10 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,297,170, which represents 1,329,717 Series A Convertible Preferred Stock at $10 per share, issued and outstanding as of December 31, 2021, outside of permanent equity and liabilities.

Preferred Stock Payable

On August 20, 2021, the company agreed to issue 50,000 Convertible Preferred Series A shares at $10 per share to South Pacific Traders Oy pursuant to an exclusive distribution agreement.

NOTE 15 – PREFERRED STOCK

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

On November 22, 2019, President Jef Lewis was issued 1,000 Preferred Series B Control Shares, pursuant to his employee agreement dated November 22, 2019.

As of December 31, 2021, 1,000 Series B Preferred shares were authorized, of which 1,000 Series B shares were issued and outstanding.

NOTE 16 – COMMON STOCK

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

On November 20, 2020, Mr. Lewis converted 70,000,000 common shares at a price of $.0018 per share into 54,000 Convertible Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

On December 4, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 10,000,000,000 to 20,000,000,000 with a par value of $0.001.

During the year ended December 31, 2020, 734,000 shares of Series A Convertible Preferred stock were converted to 2,416,667,054 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

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

During the year ended December 31, 2021, warrant holders exercised the warrants and the Company issued 386,006,850 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2021, 434,780 shares of Convertible Series A Preferred stock were converted to 2,675,120,601 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,657,807, which was recorded to the statement of operations.

During the year ended December 31, 2021, the holders of a convertible notes converted $984,042 of principal, $78,686 of accrued interest and $7,750 in conversion fees into 1,316,251,353 shares of common stock. The common stock was valued at $3,768,693 based on the market price of the Company’s stock on the date of conversion.

During the year ended December 31, 2021, the holder of a promissory notes converted $108,000 of principal, $12,960 of accrued interest, $15,000 in penalties, and $750 in conversion fees into 198,130,434 shares of common stock. The common stock was valued at $594,391 based on the market price of the Company’s stock on the date of conversion.

As of December 31, 2021, 25,000,000,000 were authorized, of which 8,109,531,693 shares are issued and outstanding.

NOTE 17 – INCOME TAX

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2021:

December 31,
2021
Net operating loss	$270,613
Statutory rate	21%
Expected tax recovery	56,829
Change in valuation allowance	(56,829)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	56,829
Less: valuation allowance	(56,829)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2021 and 2020, which is still open for examination.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

NOTE 19 – SUBSEQUENT EVENTS

Director Agreements

On January 1, 2022, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue 5,000 shares of Convertible Preferred Series A stock at a price of $10 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue 5,000 shares of Convertible Preferred Series A stock at a price of $10 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

On January 1, 2022, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue 5,000 shares of Convertible Preferred Series A stock at a price of $10 per share. The shares are restricted and cannot be sold or otherwise transferred by the undersigned except as provided by law, and in no event, prior to the maturity date of six (6) months.

Notes Payable

On February 25, 2022, the Company entered into a Promissory Note in the amount of $135,000. The note is unsecured, bears interest at 10% per annum, and matures on February 25, 2023.

On March 21, 2022, the Company entered into a Promissory Note in the amount of $26,000. The note is unsecured, bears interest at 0% per annum, and matures on December 21, 2022.

Subsequent Issuances

On January 3, 2022, the holder of a convertible note converted a total of $39,867 of principal and interest into 398,670,000 shares of our common stock.

On January 6, 2022, the holder of a convertible note converted a total of $20,000 of principal and interest into 100,000,000 shares of our common stock.

On January 13, 2022, the holder of a convertible note converted a total of $42,954 of principal and interest into 429,540,000 shares of our common stock.

On January 17, 2022, 50,000 shares of Convertible Preferred Series A stock was issued to South Pacific Traders Oy pursuant to a Distribution Agreement. The share were classified as shares payable during the period ending December 31, 2021.

On January 21, 2022, 15,104 shares of Convertible Preferred Series A stock was converted into 430,313,390 shares of common stock.

On January 25, 2022, the holder of a convertible note converted a total of $25,200 of principal and interest into 200,000,000 shares of our common stock.

On January 31, 2022, the holder of a convertible note converted a total of $46,096 of principal and interest into 460,963,300 shares of our common stock.

On February 11, 2022, the holder of a convertible note converted a total of $50,554 of principal and interest into 505,438,000 shares of our common stock.

On February 14, 2022, the holder of a convertible note converted a total of $45,938 of principal and interest into 255,208,333 shares of our common stock.

On February 18, 2022, 8,616 shares of Convertible Preferred Series A stock was converted into 478,666,667 shares of common stock.

On February 23, 2022, the holder of a convertible note converted a total of $27,170 of principal and interest into 543,394,200 shares of our common stock.

On March 2, 2022, the holder of a convertible note converted a total of $54,339 of principal and interest into 543,390,000 shares of our common stock.

On March 14, 2022, the holder of a convertible note converted a total of $14,621 of principal and interest into 348,116,068 shares of our common stock.

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

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2021, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2021:

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

Management’s Remediation Initiatives

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2021, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2021:

Name	Age	Position with the Company	Position Held Since
Jeffrey Lewis	48	President, Chief Executive Officer, Secretary, Treasurer and Director	November 22, 2019
Samuel Berry	43	Director	November 22, 2019
Bennett Buchanan	37	Director	September 15, 2021

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Mr. Jeffrey Lewis

Jeffrey Lewis is 48 years old. As the founder of BrewBilt Manufacturing, LLC, a multiple million-dollar sales and manufacturing company, he has 15+ years of experience managing engineering, design and fabrication teams that custom design and fabricate integrated stainless-steel distillation and brewing systems for the beverage, pharmaceutical, cannabis and hemp industries. Mr. Lewis has been a part of the design team which builds CBD cold-water and alcohol -based extraction systems in the US, and he will continue to drive his products into both the cannabis and brewing markets.

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

Mr. Bennett Buchanan

Bennett Buchanan is 37 years old and the co-founder and brewer for the award-winning Old Bus Tavern brewpub in San Francisco. He has also honed his skills brewing on a production scale for the Fort Point Beer Company. Bennett holds a Bachelor of Science in Civil Engineering and a Masters of Engineering Management from Cornell University.

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

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended December 31, 2021 and December 31, 2020. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jef Lewis	2021	200,000	—	—	—	—	—	—	—
President, CEO, Secretary,	2020	200,000	—	—	—	—	—	—	200,000
Treasurer and Director
Sam Berry	2021	50,000	—	—	—	—	—	1,000,000	1,050,000
Director	2020	50,000	—	—	—	—	—	—	50,000
Bennett Buchanan	2021	36,000	—	—	—	—	—	180,000	216,000
Director	2020	—	—	—	—	—	—	—	—

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

On October 1, 2021, the Company and Mr. Lewis entered into a new Employee Agreement that included the issuance of 500,000 Preferred Series A shares, and an annual salary of $200,000. Unpaid wages will accrue interest at 6% per annum and may be converted to restricted common stock at fair market value at the time of conversion.

Mr. Samuel Berry, Director

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and is renewable upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2020, Mr. Berry had an unpaid balance of $118,167. During the year ended December 31, 2021, the Company accrued $50,000 in fees and made $50,000 in payments in connection to his agreement. As of December 31, 2021, the Company owed Mr. Berry $118,16767 in fees.

On November 1, 2021, the Company agreed to issue 100,000 of Preferred Series A shares to Mr. Berry for his four years of service as a Director for the company.

Mr. Bennett Buchanan, Director

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

On September 15, 2021, Mr. Buchanan was appointed to serve as a director of the company.  In connection with his appointment as a Director, the Company agreed to repurchase 10,000 shares of Series A Preferred Stock from Mr. Buchanan issued to him under his Consulting Agreement dated January 1, 2021, for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the year ended December 31, 2021, the company recorded payments of $40,000 in connection with this agreement. It has recognized $80,000 in consulting fees in 2021 and will recognize $20,000 in the first quarter of 2022.

On November 1, 2021, the parties agreed to terminate the agreement dated January 1, 2021 and entered into a new Consulting Agreement. The term of the Agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a thirty-day written notice. The Company will pay the Consultant a monthly fee of $3,000 and $100,000 in Convertible Preferred Series A stock.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

Described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2021 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Sam Berry	Common	25,000	0.0003%
57 Muddy River Ln.	Stock
Bowdoinham, ME 04008
Total Officers and Directors		25,000	0.0003%

5% Shareholders	Common	0	0.00%
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

2.	The percentage shown is based on denominator of 8,109,531,693 shares of common stock issued and outstanding for the company as of December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2021.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Mr. Samuel Berry, Director

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and is renewable upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2020, Mr. Berry had an unpaid balance of $118,167. During the year ended December 31, 2021, the Company accrued $50,000 in fees and made $50,000 in payments in connection to his agreement. As of December 31, 2021, the Company owed Mr. Berry $118,16767 in fees.

On November 1, 2021, the Company agreed to issue 100,000 of Preferred Series A shares to Mr. Berry for his four years of service as a Director for the company.

Mr. Bennett Buchanan, Director

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

On September 15, 2021, Mr. Buchanan was appointed to serve as a director of the company.  In connection with his appointment as a Director, the Company agreed to repurchase 10,000 shares of Series A Preferred Stock from Mr. Buchanan issued to him under his Consulting Agreement dated January 1, 2021, for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the year ended December 31, 2021, the company recorded payments of $40,000 in connection with this agreement. It has recognized $80,000 in consulting fees in 2021 and will recognize $20,000 in the first quarter of 2022.

On November 1, 2021, the parties agreed to terminate the agreement dated January 1, 2021 and entered into a new Consulting Agreement. The term of the Agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a thirty-day written notice. The Company will pay the Consultant a monthly fee of $3,000 and $100,000 in Convertible Preferred Series A stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2021, the Company incurred auditing expenses of approximately $85,000, which includes audit and review engagement services.  There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

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

/s/ Jef Lewis	Chief Executive Officer and Director	March 31, 2022
Jef Lewis

/s/ Jef Lewis	Chief Financial Officer	March 31, 2022
Jef Lewis