Form 10-Q
period 2022-03-31
BrewBilt Manufacturing Inc.
filed 2022-05-16
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 27, 2022, there were 12,803,231,651 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 31, 2022.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$73,240	$219,183
Accounts receivable	26,773	3,495
Earnings in excess of billings	1,053,696	880,494
Inventory	162,908	147,859
Prepaid expenses	8,805	48,217
Other current assets	19,500	19,500
Total current assets	1,344,922	1,318,748

Property, plant, and equipment, net	232,883	249,208
Intangibles, net	475,000	500,000
Right-of-use asset	192,787	203,991
Security deposit	16,980	16,980
Other assets	85,305	85,305

TOTAL ASSETS	$2,347,877	$2,374,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$568,401	$640,428
Accrued interest	229,646	206,806
Accrued liabilities	115,250	119,090
Billings in excess of revenue	1,518,587	1,104,923
Current operating lease liabilities	46,750	45,970
Convertible notes payable, net of discount	917,323	910,062
Derivative liabilities	336,167	882,706
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	213,363	205,815
Related party liabilities	155,966	138,029
Total Current Liabilities	4,252,278	4,404,654

Long term debt	154,199	152,390
Non-current operating lease liabilities	146,037	158,021

Total Liabilities	4,552,514	4,715,065

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized 1,363,497 shares issued and outstanding at March 31, 2022 1,329,717 shares issued and outstanding at December 31, 2021	13,634,970	13,297,170
Convertible preferred stock payable	150,000	500,000

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at March 31, 2022 1,000 shares issued and outstanding at December 31, 2021	1	1
Common stock, $0.001 par value; 25,000,000,000 authorized 12,803,231,651 shares issued and outstanding at March 31, 2022 8,109,531,693 shares issued and outstanding at December 31, 2021	12,803,232	8,109,532
Additional paid in capital	(8,065,349)	(5,594,134)
Retained earnings	(20,727,491)	(18,653,402)
Total stockholders’ deficit	(15,989,607)	(16,138,003)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,347,877	$2,374,232

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Sales	$11,300	$13,251
Cost of sales	5,773	7,614
Gross profit	5,527	5,637

Operating expenses:
Consulting fees	77,500	121,608
Depreciation and amortization	16,325	8,950
G&A expenses	161,760	141,575
Professional fees	24,294	80,702
Salaries and wages	321,902	51,166
Total operating expenses	601,781	404,001

Loss from operations	(596,254)	(398,364)

Other income (expense):
Other income	1	—
Debt forgiveness	—	13,924
Derivative expenses	90,828	(1,033,712)
Loss on conversion of debt	(975,288)	—
Loss on Series A conversion	(121,557)	(786,315)
Interest expense	(471,819)	(433,291)
Total other expenses	(1,477,835)	(2,239,394)

Net loss before income taxes	(2,074,089)	(2,637,758)
Income tax expense	—	—
Net loss	$(2,074,089)	$(2,637,758)

Per share information
Weighted number of common shares outstanding, basic and diluted	10,805,715,419	3,996,863,319
Net loss per common share	$(0.0002)	$(0.0007)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	8,109,531,693	$8,109,532	$(5,594,134)	$(18,653,402)	$(16,138,003)
Conversion of convertible notes payable to stock	—	—	—	—	—	3,784,719,901	3,784,720	(2,442,704)	—	1,342,016
Derivative settlements	—	—	—	—	—	—	—	521,712	—	521,712
Preferred stock converted to common stock	(23,720)	(237,200)	—	—	—	908,980,057	908,980	(550,223)	—	358,757
Preferred stock issued for services	7,500	75,000	—	—	—	—	—	—	—	—
Preferred stock payable converted to convertible preferred stock	50,000	500,000	(500,000)	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	150,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,074,089)	(2,074,089)
Balance at March 31, 2022	1,363,497	$13,634,970	$150,000	1,000	$1	12,803,231,651	$12,803,232	$(8,065,349)	$(20,727,491)	$(15,989,607)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2020	1,120,000	$11,200,000	$—	1,000	$1	3,534,022,455	$3,534,022	$(11,947,134)	$(6,956,293)	$(15,369,404)
Conversion of promissory notes to stock	—	—	—	—	—	175,060,588	175,061	1,448,275	—	1,623,336
Derivative settlements	—	—	—	—	—	—	—	435,301	—	435,301
Preferred stock converted to common stock	(172,500)	(1,725,000)	—	—	—	570,299,494	570,299	1,941,016	—	2,511,315
Preferred stock issued for services	10,000	100,000	—	—	—	—	—	—	—	—
Warrant exercise	—	—	—	—	—	72,048,517	72,049	(72,049)	—	—
Net loss	—	—	—	—	—	—	—	—	(2,637,758)	(2,637,758)
Balance at March 31, 2021	957,500	$9,575,000	$—	1,000	$1	4,351,431,054	$4,351,431	$(8,194,591)	$(9,594,051)	$(13,437,210)

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,074,089)	$(2,637,758)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	349,059	392,362
Amortization of capitalized distribution fees	25,000	—
Change in derivative liability	(90,828)	1,033,712
Preferred stock issued for services	25,000	100,000
Debt forgiveness	—	(13,924)
Depreciation and amortization of fixed assets	16,325	8,950
Loss on debt conversion	975,288	—
Loss on Series A conversion	121,557	786,315
Penalties on debt settlement and debt conversion	66,488	—
Share based compensation	200,000	—
Decrease (increase) in operating assets
Accounts receivable	(23,278)	(812,637)
Earnings in excess of billings	(173,202)	(237,758)
Inventory	(15,049)	(24,255)
Prepaid expenses	39,412	(1,259)
Increase (decrease) in operating liabilities
Accounts payable	(72,027)	(63,713)
Accrued interest	54,463	45,085
Accrued liabilities	(3,840)	90,909
Billings in excess of revenues	413,664	1,459,391
Net cash (used in) provided by operating activities	(166,057)	125,420

Cash flows from investing activities
Property, plant and equipment, additions	—	(11,821)
Net cash (used in) provided by investing activities	—	(11,821)

Cash flows from financing activities:
Long term debt	1,809	1,762
Payments on convertible debt	(157,632)	—
Proceeds from convertible debt	158,000	185,000
Proceeds from promissory notes	—	109,000
Related party liabilities	17,937	(102,268)
Net cash (used in) provided for financing activities	20,114	193,494

Net increase in cash	(145,943)	307,093

Cash, beginning of period	219,183	72,764
Cash, end of period	$73,240	$379,857

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$366,728	$1,623,336
Derivative settlements	$521,712	$435,301
Discount from derivative	$66,001	$311,577
Preferred stock converted to common stock	$237,200	$1,725,000
Preferred stock issued to settle liabilities	$—	$100,000
Cashless warrant exercise	$—	$72,049

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

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

Amendments to Previously Reported Annual Financial Information

The Company’s previously issued financial statements for the three months ended March 31, 2021, as included in its Form 10-Q filed on May 14, 2021, have been restated since the Company improperly classified the Series A preferred stock in permanent equity as opposed to liability pursuant to ASC 480-10-25-14(A), since the financial instrument embodies an unconditional obligation to transfer a variable number of shares and the monetary value of such obligation is based solely on a fixed amount known at inception.

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

 Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of March 31, 2022 and December 31, 2021, the Company has deferred $1,518,587 and $1,104,923, respectively, in revenue, and $1,053,696 and $880,494 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2021, the Company wrote off $39,434 in obsolete inventory to the statement of operations. As of March 31, 2022 and December 31, 2021, the Company has inventory of $162,908 and $147,859, respectively.

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

Capitalized Distribution Fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the periods ended March 31, 2022, and December 31, 2021, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized distribution fees over a term of five years in connection with the distribution agreement.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of March 31, 2022 and December 31, 2021, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	March 31, 2022	December 31, 2021
	Level	Fair Value	Fair Value
Derivative Liability	3	$336,167	$882,706
Total Financial Liabilities		$336,167	$882,706

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ending March 31, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company has a shareholders’ deficit of $15,989,607 since its inception, working capital deficit of $2,907,356, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of March 31, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid insurance expenses	$3,944	$8,217
Prepaid consulting expenses	—	40,000
Prepaid rent expense	4,861	—
	$8,805	$48,217

On September 15, 2021, Bennett Buchanan was appointed to serve as a director of BrewBilt Manufacturing, Inc.  In connection with Mr. Buchanan’s appointment, the Company agreed to repurchase 10,000 shares of Series A Convertible Preferred Stock from Mr. Buchanan issued to him under his Consulting Agreement dated January 1, 2021, for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the year ended December 31, 2021, the company recorded payments of $40,000 in connection with this agreement. It recognized $80,000 in consulting fees in 2021 and $40,000 was recognized in the first quarter of 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31,		December 31,
	2022		2021
Computer Equipment		$23,876		$23,876
Leasehold Improvements		131,890		131,890
Machinery		352,187		352,187
Software		23,183		23,183
Vehicles		6,717		6,717
	537,853		537,853
Less accumulated amortization		(17,223)		(14,198)
Less accumulated depreciation		(287,747)		(274,447)
	$232,883		$249,208

During the year ended December 31, 2021, the company recorded fixed assets additions of $276,035 and fixed asset proceeds of $90,746. Depreciation and amortization expenses of $16,325 and $45,420 were recorded to the statement of operations for the periods ended March 31, 2022 and December 31, 2021, respectively.

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

Operating Leases

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our lease has a remaining lease term of less than three years.

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

On January 1, 2020, the Company entered into a standard office lease for approximately 8,000 square feet of space, located in the Wolf Creek Industrial Building at 110 Spring Hill Dr. #10 Grass Valley, CA 95945. The lease has a term of five years, from January 1, 2020 through December 31, 2025, with a monthly rent of $4,861.

As of March 31, 2022 and December 31, 2021, ROU assets and lease liabilities related to our operating lease is as follows:

	March 31,	December 31,
	2022	2021
Right-of-use assets	$192,787	$203,991
Current operating lease liabilities	46,750	45,970
Non-current operating lease liabilities	146,037	158,021

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2022	$43,751
2023	58,334
2024	58,334
2025	58,335
Total	218,754
Less imputed interest	25,967
Total liability	$192,787

NOTE 6 – INTANGIBLES

On August 20, 2021, the company entered into an Exclusive Distribution Agreement with South Pacific Traders Oy. Pursuant to the agreement, the company will issue 50,000 Series A Convertible Preferred stock at $10 per share. South Pacific Traders will market BrewBilt Manufacturing equipment to the European Community and United Kingdom. Management determined that the 50,000 Series A Convertible Preferred to be issued as consideration for the exclusive distribution agreement is a finite-lived intangible asset and will be amortized over the five year term of the agreement. On January 17, 2022, the company issued 50,000 shares, and $500,000 was reclassified from Convertible Stock Payable to Series A Convertible Preferred Stock. During the three month period ending March 31, 2022, the company amortized $25,000 of the capitalized distribution fees to the statement of operations.

NOTE 7 – ACCRUED LIABILITIES

As of March 31, 2022 and December 31, 2021, accrued liabilities were comprised of the following:

	March 31,	December 31,
	2022	2021
Accrued liabilities
Accrued wages	$31,294	$31,294
Credit card	6,223	6,045
Customer deposits	—	—
Sales tax payable	72,733	76,751
Warranty	5,000	5,000
Total accrued expenses	$115,250	$119,090

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

Changes in unearned revenue for the periods ended March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Unearned revenue, beginning of the period	$1,104,923	$71,280
Billings in excess of revenue during the period	413,664	1,722,715
Recognition of unearned revenue in prior periods	—	(689,072)
Unearned revenue, end of the period	$1,518,587	$1,104,923

As of March 31, 2022 and December 31, 2021, the Company has recorded $1,053,696 and $880,494, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
CBP #3	30,000	5/1/2020	5/1/2021	15%	Variable	9,576	9,576
CBP #4	30,000	7/23/2020	7/23/2021	15%	Variable	30,000	30,000
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	24%	Variable	110,000	110,000
GPL Ventures #3	240,000	5/6/2021	5/6/2022	10%	0.001	—	240,000
Mammoth Corp #1	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Mammoth Corp #2	60,000	12/30/2021	12/30/2022	0%	Variable	60,000	60,000
Mammoth Corp #3	26,800	03/21/22	12/21/22	0%	Variable	26,800	—
Mast Hill Fund	550,000	10/6/2021	10/6/2022	12%	0.0015	550,000	550,000
Optempus #1	25,000	7/2/2020	7/2/2021	22%	Variable	25,000	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	22%	Variable	25,000	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	15,000	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	40,000	40,000
Power Up Lending #23	43,750	8/11/2021	8/11/2022	10%	Variable	—	43,750
Power Up Lending #24	48,750	9/14/2021	9/14/2022	10%	Variable	—	48,750
Power Up Lending #25	43,750	10/8/2021	10/8/2022	10%	Variable	—	43,750
Tri-Bridge #3	25,000	1/14/2021	7/14/2021	10%	Variable	—	25,000
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	—	25,000
Tri-Bridge #5	240,000	5/6/2021	5/6/2022	10%	0.001	240,000	240,000
Red Road	135,000	2/25/2022	2/25/2023	10%	Variable	135,000	—
						$1,299,376	$1,563,826
Debt discount						(314,500)	(527,933)
Financing costs/Original issue discount						(67,553)	(125,831)
Notes payable, net of discount						$917,323	$910,062

During the three months ending March 31, 2022, the Company received proceeds from new convertible notes of $158,000. The Company recorded $66,488 in penalties, payments of $153,611 on their convertible notes and conversions of $339,126 of convertible note principal. The Company recorded loan fees on new convertible notes of $3,800, which increased the debt discounts recorded on the convertible notes during the three months ending March 31, 2022. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 11). The Company also recorded amortization of $341,511 on their convertible note debt discounts and loan fees. As of March 31, 2022, the convertible notes payable are convertible into 7,750,003,778 shares of the Company’s common stock.

During the three months ended March 31, 2022, the Company recorded interest expense of $45,812 and conversions of $27,602 on its convertible notes payable. As of March 31, 2022, the accrued interest balance was $167,312.

As of March 31, 2022, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – PROMISSORY NOTES PAYABLE

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount of $50,000, of which, $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of March 31, 2022, the company has amortized $11,000 of the financing costs to the statement of operations. As of March 31, 2022, the note has a principal balance of $50,000 and accrued interest of $7,863.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of March 31, 2022, the company has amortized $8,870 of the financing costs to the statement of operations. As of March 31, 2022, the note has a principal balance of $75,000 and accrued interest of $6,386.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of March 31, 2022, the company has amortized $9,493 of the financing costs to the statement of operations. As of March 31, 2022, the note has a principal balance of $100,000 and accrued interest of $6,510.

NOTE 11 – DERIVATIVE LIABIITIES

During the three months ended March 31, 2022, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended March 31, 2022:

	Notes	Warrants	Total
Balance, beginning of period	$736,994	$145,712	$882,706
Initial recognition of derivative liability	94,411	—	94,411
Derivative settlements	(521,712)	—	(521,712)
Loss (gain) on derivative liability valuation	2,189	(121,427)	(119,238)
Balance, end of period	$311,882	$24,285	$336,167

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022:

Valuation date
Expected dividends	0%
Expected volatility	116.60% - 264.64%
Expected term	.01 - .75 years
Risk free interest	.02% - 1.40%

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022:

Valuation date
Expected dividends	0%
Expected volatility	257.14% - 1437.78%
Expected term	.22 – 4.46 years
Risk free interest	.52% - .2.45%

NOTE 12 – WARRANTS

The following table summarizes information with respect to the outstanding warrants to purchase common stock of the Company, all of which were exercisable as of March 31, 2022:

Exercise Price	Number Outstanding	Expiration Date
$0.0300	51,906	June 19, 2022
$0.0200	5,400,000	June 18, 2025
$0.0260	1,153,846	July 23, 2025
$0.0200	5,650,000	August 19, 2025
$0.0200	5,650,000	August 19, 2025
$0.0020	25,000,000	January 5, 2026
$0.0020	25,000,000	January 5, 2026
$0.0020	37,500,000	July 15, 2026
$0.0020	37,500,000	July 15, 2026
$0.0020	50,000,000	September 14, 2026
$0.0020	50,000,000	September 14, 2026
	242,905,752

A summary of warrant activity for the three months ended March 31, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	242,905,752	$0.0034	4.43	$—
Granted	0	—
Exercised	0	—
Forfeited or expired	0	—
Outstanding at March 31, 2022	242,905,752	$0.0034	4.18	$—
Exercisable at March 31, 2022	242,905,752	0.0034	4.18	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0001 on March 31, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and is renewable upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2021, Mr. Berry had an unpaid balance of $118,167. During the three months ended March 31, 2022, the Company accrued $12,500 in fees and made $15,000 in payments in connection to his agreement. As of March 31, 2022, the Company owed Mr. Berry $115,667 in fees.

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

On November 1, 2021, the parties agreed to terminate the agreement dated January 1, 2021 and entered into a new Consulting Agreement. The term of the Agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a thirty-day written notice. The Company agreed to pay the Consultant a monthly fee of $3,000 and $100,000 in Convertible Preferred Series A stock.

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

NOTE 14 – LONG TERM DEBT

As of March 31, 2022 and December 31, 2021, long term debt was comprised of the following:

	March 31,	December 31,
	2022	2021
Long term debt
Equipment loan	41,134	41,134
Line of credit	113,065	111,256
Total long term debt	$154,199	$152,390

Equipment Loan

In August 2021, the Company returned $96,357 in equipment to the lender to settle debt of $74,480, and a loss on disposal of assets of $16,267 was recorded to the statement of operations.

NOTE 15 – CONVERTIBLE PREFERRED STOCK

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

On March 2, 2022, the Company issued 5,000 shares of Series A Convertible Preferred stock to key employee Andrew Salo at $10 per share.

On March 4, 2022, the Company issued 2,500 shares of Series A Convertible Preferred stock for advertising services provided by Jef Freeman at $10 per share.

During the three months ended March 31, 2022, 23,720 shares of Convertible Series A Preferred stock were converted to 908,980,057 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $121,557, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Convertible Series A Preferred Stock has a fixed value of $10 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,634,970, which represents 1,363,497 Series A Convertible Preferred Stock at $10 per share, issued and outstanding as of March 31, 2022, outside of permanent equity and liabilities.

Preferred Stock Payable

On August 20, 2021, the company agreed to issue 50,000 Convertible Preferred Series A shares at $10 per share to South Pacific Traders Oy pursuant to an exclusive distribution agreement. The shares were issued on January 17, 2022 and $5,000,000 was reclassified to Series A Convertible Preferred Stock.

On January 1, 2022, the company agreed to issue 5,000 Convertible Series A shares at $10 per share to Jef Lewis, Sam Berry, and Bennett Buchanan, pursuant to Directors Agreements.

NOTE 16 – PREFERRED STOCK

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

As of March 31, 2022, 1,000 Series B Preferred shares were authorized, of which 1,000 Series B shares were issued and outstanding.

NOTE 17 – COMMON STOCK

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

During the year ended December 31, 2021, the holder 1,316,251,353 of a promissory notes converted $108,000 of principal, $12,960 of accrued interest, $15,000 in penalties, and $750 in conversion fees into 198,130,434 shares of common stock. The common stock was valued at $594,391 based on the market price of the Company’s stock on the date of conversion.

During the three months ended March 31, 2022, 23,720 shares of Convertible Series A Preferred stock were converted to 908,980,057 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $121,557, which was recorded to the statement of operations.

During the three months ended March 31, 2022, the holders of a convertible notes converted $339,126 of principal and $27,602 of accrued interest into 3,784,719,901 shares of common stock. The common stock was valued at $1,342,016 based on the market price of the Company’s stock on the date of conversion.

As of March 31, 2022, 25,000,000,000 were authorized, of which 12,803,231,651 shares are issued and outstanding.

NOTE 18 – INCOME TAX

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

The deferred tax asset and the valuation allowance consist of the following at March 31, 2022:

March 31,
2022
Net operating loss	$673,136
Statutory rate	21%
Expected tax recovery	141,359
Change in valuation allowance	(141,359)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	141,359
Less: valuation allowance	(141,359)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward.  The Company will need to file returns for the year ending December 31, 2021 and 2020, which is still open for examination.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

NOTE 20 – SUBSEQUENT EVENTS

On April 28, 2022, the Company approved the authorization of a 1 for 300 reverse stock split of the Company’s outstanding shares of common stock. In addition, the Company reduced the number of authorized shares from 25,000,000,000 to 83,333,333 shares with a par value of $0.001.

Notes Payable

On April 29, 2022, the Company entered into a Promissory Note in the amount of $53,750. The note is unsecured, bears interest at 10% per annum, and matures on April 29, 2023.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition, and liquidity position for the three and three months ended March 31, 2022. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2021 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues:

The Company’s revenues were $11,300 for the three months ended March 31, 2022 compared to $13,251 for the three months ended March 31, 2021. The decrease is due to fewer projects being completed and delivered to customers in Q1 2022.

Cost of Sales:

The Company’s cost of materials was $5,773 for the three months ended March 31, 2022, compared to $7,614 for the three months ended March 31, 2021. The decrease is due to fewer completed jobs in Q1 2021.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2022, and March 31, 2021, were $601,781 and $404,001, respectively. The increase is due to an increase in salaries and wages and general and administrative expenses.

Other Expense:

Other expense for the three months ended March 31, 2022 and March 31, 2021 was $1,477,835 and $2,239,394, respectively. Other income (expense) consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt and a decrease in loss on Series A conversions.

Net Loss:

Net loss for the three months ended March 31, 2022 was $2,074,089 compared with $2,637,758 for the three months ended March 31, 2021. The decreased loss can be explained by the gain on the change in fair value of derivative liabilities and a decreased loss on preferred stock conversions.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2022, the Company has a shareholders’ deficit of $15,989,607 since its inception, working capital deficit of $2,907,356, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

	March 31, 2022	December 31, 2021
	$	$
Current Assets	1,344,922	1,318,748
Current Liabilities	4,252,278	4,404,654
Working Capital (Deficit)	(2,907,356)	(3,085,906)

The overall working capital (deficit) decreased from $(3,085,906) at December 31, 2021 to $(2,907,356) at March 31, 2022 due to an increase in raw material purchases and a decrease in derivative liabilities and accrued liabilities.

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

	March 31, 2022	March 31, 2021
	$	$
Cash Flows from (used in) Operating Activities	(166,057)	125,420
Cash Flows from (used in) Investing Activities	—	(11,821)
Cash Flows from (used in) Financing Activities	20,114	193,494
Net Increase (decrease) in Cash During Period	(145,943)	307,093

During the three months ended March 31, 2022, cash from (used in) operating activities was $(166,057) compared to $125,420 for the three months ended March 31, 2022. The variance primarily resulted from the change in fair value of derivative liabilities, and a decrease in operating assets during the three months ended March 31, 2022.

During the three months ended March 31, 2022, cash from (used in) investing activities was $0 compared to $(11,821) for the three months ended March 31, 2021. The variance in cash from (used in) investing activity is due to a decrease in fixed assets purchases in the three months ended March 31, 2022.

During the three months ended March 31, 2022, cash from financing activities was $20,114 compared to $193,494 for the three months ended March 31, 2021. The decrease in cash from financing activity is due to a decrease in proceeds from convertible debt and payments made to convertible debt during the three months ended March 31, 2022.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On January 17, 2022, the Company issued 50,000 shares of Convertible Preferred Series A stock, valued at $5,000,000 to South Pacific Traders Oy pursuant to an exclusive distribution agreement.

On March 2, 2022, the Company issued 5,000 shares of Series A Convertible Preferred stock to key employee Andrew Salo at $10 per share.

On March 4, 2022, the Company issued 2,500 shares of Series A Convertible Preferred stock for advertising services provided by Jef Freeman at $10 per share.

During the three months ended March 31, 2022, 23,720 shares of Convertible Series A Preferred stock were converted to 908,980,057 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $121,557, which was recorded to the statement of operations.

During the three months ended March 31, 2022, the holders of a convertible notes converted $339,126 of principal and $27,602 of accrued interest into 3,784,719,901 shares of common stock. The common stock was valued at $1,342,016 based on the market price of the Company’s stock on the date of conversion.

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

BrewBilt Manufacturing Inc.

Date: May 16, 2022	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.