Form 10-Q
period 2022-06-30
BrewBilt Manufacturing Inc.
filed 2022-08-15
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☒	No	☐

As of August 4, 2022, there were 293,892,186 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 31, 2022.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$80,239	$219,183
Accounts receivable	185,354	3,495
Earnings in excess of billings	589,505	880,494
Inventory	198,347	147,859
Prepaid expenses	1,012,595	48,217
Other current assets	19,500	19,500
Total current assets	2,085,540	1,318,748

Property, plant, and equipment, net	219,336	249,208
Intangibles, net	450,000	500,000
Right-of-use asset	181,393	203,991
Security deposit	16,980	16,980
Other assets	1,085,305	85,305

TOTAL ASSETS	$4,038,554	$2,374,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$593,390	$640,428
Accrued interest	226,279	206,806
Accrued liabilities	162,267	119,090
Billings in excess of revenue	991,994	1,104,923
Current operating lease liabilities	47,543	45,970
Convertible notes payable, net of discount	1,048,120	910,062
Derivative liabilities	2,013,985	882,706
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	392,568	205,815
Related party liabilities	198,201	138,029
Total Current Liabilities	5,825,172	4,404,654

Long term debt	152,541	152,390
Non-current operating lease liabilities	133,850	158,021

Total Liabilities	6,111,563	4,715,065

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized 1,368,812 shares issued and outstanding at June 30, 2022 1,329,717 shares issued and outstanding at December 31, 2021	13,688,120	13,297,170
Convertible preferred stock payable	150,000	500,000

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at June 30, 2022 1,000 shares issued and outstanding at December 31, 2021	1	1
Common stock, $0.001 par value; 5,000,000,000 authorized 261,026,649 shares issued and outstanding at June 30, 2022 (1) 27,031,772 shares issued and outstanding at December 31, 2021 (1)	261,027	27,032
Additional paid in capital	6,865,895	2,488,366
Retained earnings	(23,038,052)	(18,653,402)
Total stockholders’ deficit	(15,911,129)	(16,138,003)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,038,554	$2,374,232

(1) Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales	$972,622	$48,764	$983,922	$62,015
Cost of sales	693,097	8,501	698,870	16,115
Gross profit	279,525	40,263	285,052	45,900

Operating expenses:
Consulting fees	69,500	24,423	147,000	146,031
Depreciation and amortization	13,547	10,150	29,872	19,100
G&A expenses	202,925	133,521	364,685	275,096
Professional fees	6,382	34,356	30,676	115,058
Salaries and wages	124,489	257,622	446,391	308,788
Total operating expenses	416,843	460,072	1,018,624	864,073

Loss from operations	(137,318)	(419,809)	(733,572)	(818,173)

Other income (expense):
Other income	1	25,004	2	25,004
Gain on debt settlement	22,029	—	22,029	—
Debt forgiveness	—	61,588	—	75,512
Derivative expenses	(1,893,753)	430,007	(1,802,925)	(603,705)
Loss on conversion of debt	(46,108)	(457,681)	(1,021,396)	(457,681)
Loss (gain) on Series A conversion	11,685	(796,833)	(109,872)	(1,583,148)
Interest expense	(267,097)	(402,443)	(738,916)	(835,734)
Total other expenses	(2,173,243)	(1,140,358)	(3,651,078)	(3,379,752)

Net loss before income taxes	(2,310,561)	(1,560,167)	(4,384,650)	(4,197,925)
Income tax expense	—	—	—	—
Net loss	$(2,310,561)	$(1,560,167)	$(4,384,650)	$(4,197,925)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	97,168,269	16,228,068	66,762,581	14,783,499
Net loss per common share	$(0.0238)	$(0.0961)	$(0.0657)	$(0.2840)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares (1)	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	27,031,772	27,032	2,488,366	(18,653,402)	(16,138,003)
Conversion of convertible notes payable to stock	—	—	—	—	—	12,615,733	12,616	1,329,400	—	1,342,016
Derivative settlements	—	—	—	—	—	—	—	521,712	—	521,712
Preferred stock converted to common stock	(23,720)	(237,200)	—	—	—	3,029,934	3,030	355,727	—	358,757
Preferred stock issued for services	7,500	75,000	—	—	—	—	—	—	—	—
Preferred stock payable converted to convertible preferred stock	50,000	500,000	(500,000)	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	150,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,074,089)	(2,074,089)
Balance at March 31, 2022	1,363,497	$13,634,970	$150,000	1,000	$1	42,677,439	$42,678	$4,695,205	$(20,727,491)	$(15,989,607)

Conversion of convertible notes payable to stock	—	—	—	—	—	7,905,611	7,906	85,033	—	92,939
Derivative settlements	—	—	—	—	—	—	—	215,935	—	215,935
Preferred stock converted to common stock	(205,185)	(2,051,850)	—	—	—	206,435,537	206,435	1,833,730	—	2,040,165
Common stock issued per agreement	—	—	—	—	—	4,000,000	4,000	36,000	—	40,000
Preferred stock issued to settle debt	10,500	105,000	—	—	—	—	—	—	—	—
Preferred stock issued for future advertising expenses	200,000	2,000,000	—	—	—	—	—	—	—	—
Rounding due to reverse stock split	—	—	—	—	—	8,062	8	(8)	—	—
Net loss	—	—	—	—	—	—	—	—	(2,310,561)	(2,310,561)
Balance at June 30, 2022	1,368,812	$13,688,120	$150,000	1,000	$1	261,026,649	$261,027	$6,865,895	$(23,038,052)	$(15,911,129)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2020	1,120,000	$11,200,000	$—	1,000	$1	11,780,075	$11,780	$(8,424,892)	$(6,956,293)	$(15,369,404)
Conversion of convertible notes payable to stock	—	—	—	—	—	583,535	584	1,622,752	—	1,623,336
Derivative settlements	—	—	—	—	—	—	—	435,301	—	435,301
Preferred stock converted to common stock	(172,500)	(1,725,000)	—	—	—	1,900,998	1,901	2,509,414	—	2,511,315
Preferred stock issued for services	10,000	100,000	—	—	—	—	—	—	—	—
Warrant exercise	—	—	—	—	—	240,162	240	(240)	—	—
Net loss	—	—	—	—	—	—	—	—	(2,637,758)	(2,637,758)
Balance at March 31, 2021	957,500	$9,575,000	$—	1,000	$1	14,504,770	$14,505	$(3,857,665)	$(9,594,051)	$(13,437,210)

Conversion of convertible notes payable to stock	—	—	—	—	—	1,104,722	1,105	996,789	—	997,894
Conversion of promissory notes to stock	—	—	—	—	—	660,435	660	593,731	—	594,391
Derivative settlements	—	—	—	—	—	—	—	(476,872)	—	(476,872)
Preferred stock converted to common stock	(112,500)	(1,125,000)	—	—	—	1,932,519	1,933	1,919,900	—	1,921,833
Preferred stock issued for services	20,000	200,000	—	—	—	—	—	—	—	—
Preferred stock issued to settle debt	14,497	144,970	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,560,167)	(1,560,167)
Balance at June 30, 2021	879,497	$8,794,970	$—	1,000	$1	18,202,446	$18,203	$(824,117)	$(11,154,218)	$(11,960,131)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,384,650)	$(4,197,925)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	544,271	734,312
Amortization of capitalized distribution fees	50,000	—
Change in derivative liability	1,802,925	603,705
Preferred stock issued for services	25,000	300,000
Preferred stock issued for advertising expenses	2,000,000	—
Debt forgiveness	(22,029)	(75,512)
Depreciation and amortization of fixed assets	29,872	19,100
Loss on debt conversion	1,021,396	457,681
Loss on Series A conversion	109,872	1,583,148
Penalties on debt settlement and debt conversion	66,488	—
Share based compensation	240,000	—
Decrease (increase) in operating assets
Accounts receivable	(181,859)	(1,623,148)
Earnings in excess of billings	290,989	(546,877)
Inventory	(50,488)	(70,307)
Prepaid expenses	(964,378)	(22,510)
Other assets	(1,000,000)	(19,500)
Increase (decrease) in operating liabilities
Accounts payable	(47,038)	(75,836)
Accrued interest	119,746	103,468
Accrued liabilities	43,177	71,893
Billings in excess of revenues	(112,929)	2,411,578
Net cash (used in) provided by operating activities	(419,635)	(346,730)

Cash flows from investing activities
Property, plant and equipment, additions	—	(102,228)
Net cash (used in) provided by investing activities	—	(102,228)

Cash flows from financing activities:
Long term debt	151	(58,069)
Payments on convertible debt	(157,632)	—
Proceeds from convertible debt	208,000	787,000
Proceeds from promissory notes	170,000	109,000
Related party liabilities	60,172	(173,980)
Net cash (used in) provided for financing activities	280,691	663,951

Net increase in cash	(138,944)	214,993

Cash, beginning of period	219,183	72,764
Cash, end of period	$80,239	$287,757

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$413,559	$2,621,230
Stock issued for promissory note conversion	$—	$594,391
Derivative settlements	$737,647	$(41,571)
Discount from derivative	$66,001	$913,579
Preferred stock converted to common stock	$2,289,050	$2,850,000
Preferred stock issued to settle liabilities	$105,000	$144,970
Cashless warrant exercise	$—	$240
Rounding due to stock split	$8	$—

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On April 20, 2022, the Company approved the authorization of a one for three hundred reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on April 28, 2022, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 8,062 common shares due to rounding in connection with the reverse stock split.

Amendments to Previously Reported Annual Financial Information

The Company’s previously issued financial statements for the six months ended June 30, 2021, as included in its Form 10-Q filed on August 16, 2021, have been restated since the Company improperly classified the Series A preferred stock in permanent equity as opposed to liability pursuant to ASC 480-10-25-14(A), since the financial instrument embodies an unconditional obligation to transfer a variable number of shares and the monetary value of such obligation is based solely on a fixed amount known at inception.

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

 Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of June 30, 2022 and December 31, 2021, the Company has deferred $991,994 and $1,104,923, respectively, in revenue, and $589,505 and $880,494 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2022 and December 31, 2021 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2021, the Company wrote off $39,434 in obsolete inventory to the statement of operations. As of June 30, 2022 and December 31, 2021, the Company has inventory of $198,347 and $147,859, respectively.

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

Capitalized Distribution Fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the periods ended June 30, 2022, and December 31, 2021, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized distribution fees over a term of five years in connection with the distribution agreement.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of June 30, 2022 and December 31, 2021, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	June 30, 2022	December 31, 2021
	Level	Fair Value	Fair Value
Derivative Liability	3	$2,013,985	$882,706
Total Financial Liabilities		$2,013,985	$882,706

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of June 30, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock split affected on April 28, 2022 (see Note 17). Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the six months ending June 30, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company has a shareholders’ deficit of $15,911,129 since its inception, working capital deficit of $3,739,632, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of June 30, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid advertising expenses	$1,000,000	$—
Prepaid insurance expenses	7,734	8,217
Prepaid consulting expenses	—	40,000
Prepaid rent expense	4,861	—
	$1,012,595	$48,217

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

On June 10, 2022, the Company agreed to modify the IP Purchase and License Agreement with Maguire and Associates, LLC, dated October 15, 2020. Pursuant to the Amendment, the Company agreed to issue an additional 200,000 Preferred Series A shares, valued at $2,000,000, and in return, Maguire and Associates agrees to take full responsibility for outstanding, unpaid advertising fees and all future advertising costs in the USA for the next 24 months. The Company recorded $1,000,000 in prepaid expenses and recorded $1,000,000 in non-current assets on the balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Computer Equipment	$23,876	$23,876
Leasehold Improvements	131,890	131,890
Machinery	352,187	352,187
Software	23,183	23,183
Vehicles	6,717	6,717
	537,853	537,853
Less accumulated amortization	(19,427)	(14,198)
Less accumulated depreciation	(299,090)	(274,447)
	$219,336	$249,208

During the year ended December 31, 2021, the company recorded fixed assets additions of $276,035 and fixed asset proceeds of $90,746. Depreciation and amortization expenses of $29,872 and $45,420 were recorded to the statement of operations for the periods ended June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, ROU assets and lease liabilities related to our operating lease is as follows:

	June 30,	December 31,
	2022	2021
Right-of-use assets	$181,393	$203,991
Current operating lease liabilities	47,543	45,970
Non-current operating lease liabilities	133,850	158,021

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2022	$29,167
2023	58,334
2024	58,334
2025	58,335
Total	204,170
Less imputed interest	22,777
Total liability	$181,393

NOTE 6 – INTANGIBLES

On August 20, 2021, the company entered into an Exclusive Distribution Agreement with South Pacific Traders Oy. Pursuant to the agreement, the company will issue 50,000 Series A Convertible Preferred stock at $10 per share. South Pacific Traders will market BrewBilt Manufacturing equipment to the European Community and United Kingdom. Management determined that the 50,000 Series A Convertible Preferred to be issued as consideration for the exclusive distribution agreement is a finite-lived intangible asset and will be amortized over the five year term of the agreement. On January 17, 2022, the company issued 50,000 shares, and $500,000 was reclassified from Convertible Stock Payable to Series A Convertible Preferred Stock. During the six month period ending June 30, 2022, the company amortized $50,000 of the capitalized distribution fees to the statement of operations.

NOTE 7 – ACCRUED LIABILITIES

As of June 30, 2022 and December 31, 2021, accrued liabilities were comprised of the following:

	June 30,	December 31,
	2022	2021
Accrued liabilities
Accrued wages	$31,294	$31,294
Credit card	6,246	6,045
Payroll taxes	44,696	—
Sales tax payable	75,031	76,751
Warranty	5,000	5,000
Total accrued expenses	$162,267	$119,090

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

Changes in unearned revenue for the periods ended June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Unearned revenue, beginning of the period	$1,104,923	$71,280
Billings in excess of revenue during the period	844,415	1,722,715
Recognition of unearned revenue in prior periods	(957,344)	(689,072)
Unearned revenue, end of the period	$991,994	$1,104,923

As of June 30, 2022 and December 31, 2021, the Company has recorded $589,505 and $880,494, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	June 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
CBP #3	30,000	5/1/2020	5/1/2021	15%	Variable	9,576	9,576
CBP #4	30,000	7/23/2020	7/23/2021	15%	Variable	30,000	30,000
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	24%	Variable	110,000	110,000
GPL Ventures #3	240,000	5/6/2021	5/6/2022	10%	0.001	—	240,000
Mammoth Corp #1	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Mammoth Corp #2	60,000	12/30/2021	12/30/2022	0%	Variable	60,000	60,000
Mammoth Corp #3	26,800	03/21/22	12/21/22	0%	Variable	26,800	—
Mast Hill Fund	550,000	10/6/2021	10/6/2022	12%	0.0015	550,000	550,000
Optempus #1	25,000	7/2/2020	7/2/2021	22%	Variable	—	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	22%	Variable	—	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	—	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	—	40,000
Power Up Lending #23	43,750	8/11/2021	8/11/2022	10%	Variable	—	43,750
Power Up Lending #24	48,750	9/14/2021	9/14/2022	10%	Variable	—	48,750
Power Up Lending #25	43,750	10/8/2021	10/8/2022	10%	Variable	—	43,750
Sixth St Lending	53,750	4/29/2022	4/29/2023	10%	Variable	53,750	—
Tri-Bridge #3	25,000	1/14/2021	7/14/2021	10%	Variable	—	25,000
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	—	25,000
Tri-Bridge #5	240,000	5/6/2021	5/6/2022	10%	0.001	239,790	240,000
Red Road	135,000	2/25/2022	2/25/2023	10%	Variable	135,000	—
						$1,247,916	$1,563,826
Debt discount						(161,912)	(527,933)
Financing costs/Original issue discount						(37,884)	(125,831)
Notes payable, net of discount						$1,048,120	$910,062

During the six months ending June 30, 2022, the Company received proceeds from new convertible notes of $208,000. The Company recorded $66,488 in penalties, payments of $153,611 on their convertible notes and conversions of $339,336 of convertible note principal. The Company settled $105,000 in note payable principal with the issuance of 10,500 Convertible Series A shares, valued at $105,000. The Company recorded loan fees on new convertible notes of $7,550, which increased the debt discounts recorded on the convertible notes during the six months ending June 30, 2022. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 11). The Company also recorded amortization of $544,271 on their convertible note debt discounts and loan fees. As of June 30, 2022, the convertible notes payable are convertible into 387,628,105 shares of the Company’s common stock.

During the six months ended June 30, 2022, the Company recorded interest expense of $82,070, payments of $4,021, and conversions of $70,722 on its convertible notes payable. The Company recorded a gain of $22,029 for the settlement of notes payable. As of June 30, 2022, the accrued interest balance was $138,421.

As of June 30, 2022, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – PROMISSORY NOTES PAYABLE

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount of $50,000, of which, $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of June 30, 2022, the company has amortized $11,000 of the financing costs to the statement of operations. As of June 30, 2022, the note has a principal balance of $50,000 and accrued interest of $9,858.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of June 30, 2022, the company has amortized $11,986 of the financing costs to the statement of operations. As of June 30, 2022, the note has a principal balance of $75,000 and accrued interest of $8,630.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of June 30, 2022, the company has amortized $13,856 of the financing costs to the statement of operations. As of June 30, 2022, the note has a principal balance of $100,000 and accrued interest of $9,501.

On June 9, 2022, the Company received funding pursuant to a promissory note in the amount of $200,000, of which, $170,000 was received in cash and $30,000 was recorded as transaction fees. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on June 9, 2023. As of June 30, 2022, the company has amortized $1,726 of the financing costs to the statement of operations. As of June 30, 2022, the note has a principal balance of $200,000 and accrued interest of $20,000.

NOTE 11 – DERIVATIVE LIABIITIES

During the six months ended June 30, 2022, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the six months ended June 30, 2022:

	Notes	Warrants	Total
Balance, beginning of period	$736,994	$145,712	$882,706
Initial recognition of derivative liability	94,412	—	94,412
Derivative settlements	(737,647)	—	(737,647)
Loss (gain) on derivative liability valuation	1,914,802	(140,288)	1,774,514
Balance, end of period	$2,008,561	$5,424	$2,013,985

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2022:

Valuation date
Expected dividends	0%
Expected volatility	240.73% - 285.73%
Expected term	.01 - .5 years
Risk free interest	.15% - 2.51%

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2022:

Valuation date
Expected dividends	0%
Expected volatility	2,152.85% - 2,469.18%
Expected term	2.99 – 4.21 years
Risk free interest	2.99% - 3%

NOTE 12 – WARRANTS

The following table summarizes information with respect to the outstanding warrants to purchase common stock of the Company, all of which were exercisable as of June 30, 2022:

Exercise Price	Number Outstanding	Expiration Date
$6.0000	18,000	June 18, 2025
$7.8000	3,846	July 23, 2025
$6.0000	18,833	August 19, 2025
$6.0000	18,833	August 19, 2025
$0.6000	83,333	January 5, 2026
$0.6000	83,333	January 5, 2026
$0.6000	125,000	July 15, 2026
$0.6000	125,000	July 15, 2026
$0.6000	166,667	September 14, 2026
$0.6000	166,667	September 14, 2026
	809,513

A summary of warrant activity for the six months ended June 30, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	809,686	$1.0055	4.43	$—
Granted	0	—
Exercised	0	—
Forfeited or expired	-173	—
Outstanding at June 30, 2022	809,513	$1.0055	3.93	$—
Exercisable at June 30, 2022	809,513	$1.0055	3.93	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0067 on June 30, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and is renewable upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2021, Mr. Berry had an unpaid balance of $118,167. During the six months ended June 30, 2022, the Company accrued $25,000 in fees and made $15,000 in payments in connection to his agreement. As of June 30, 2022, the Company owed Mr. Berry $128,167 in fees.

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

On November 1, 2021, the parties agreed to terminate the agreement dated January 1, 2021 and entered into a new Employee Agreement. The term of the Agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a thirty-day written notice. The Company agreed to pay the Consultant a monthly fee of $3,000 and $100,000 in Convertible Preferred Series A stock.

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

NOTE 14 – LONG TERM DEBT

As of June 30, 2022 and December 31, 2021, long term debt was comprised of the following:

	June 30,	December 31,
	2022	2021
Long term debt
Equipment loan	37,601	41,134
Line of credit	114,940	111,256
Total long term debt	$152,541	$152,390

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

Pursuant to the Merger Agreement dated November 22, 2019, the Company issued $5,000,000 worth of Series A Convertible Preferred stock to Mr. Lewis. The number of Series A Convertible Preferred shares to be issued is 500,000 shares at a price of $10 per share and convertible pursuant the conversion rights as specified in the Articles of Incorporation and Certificate of Designation for the Company. As of December 31, 2019, the shares had not been issued, and the Company recorded a liability for unissued shares in the amount of $500, goodwill of $2,289,884 and $2,289,334 to additional paid in capital. On March 1, 2020, 500,000 shares of Series A Convertible Preferred shares were issued pursuant to the Merger Agreement.

On April 6, 2020, the Company executed an addendum to the Distribution & Licensing Agreement dated November 19, 2019, with Bgreen Partners, Inc. The Company issued 400,000 Series A Convertible Preferred shares at a price of $10 per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

On October 15, 2020, the Company entered into an IP Purchase and License Agreement with Maguire & Associates, LLC in the amount of $5,000,000. The Company issued 500,000 Series A Convertible Preferred shares at a price of $10 per share which are convertible pursuant the conversion rights as specified in the Articles of Incorporation and certificate of designation for the Company.

On November 20, 2020, Mr. Lewis converted 233,333 common shares at a price of $0.54 per share into 54,000 Series A Convertible Preferred shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

During the year ended December 31, 2020, 734,000 shares of Series A Convertible Preferred stock were converted to 8,055,557 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

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

On December 27, 2021, the Company issued 100,000 of Series A Convertible Preferred shares to Mr. Berry for his four years of service as a Director for the company.

During the year ended December 31, 2021, 434,780 shares of Series A Convertible Preferred stock were converted to 8,917,069 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,200,126, which was recorded to the statement of operations.

On March 2, 2022, the Company issued 5,000 shares of Series A Convertible Preferred stock to key employee Andrew Salo at $10 per share.

On March 4, 2022, the Company issued 2,500 shares of Series A Convertible Preferred stock for advertising services provided by Jef Freeman at $10 per share.

On April 1, 2022, the Company agreed to issue 10,500 shares of Series A Convertible Preferred stock to settle $105,000 of Convertible Notes owned by Maguire and Associates, LLC. The shares were valued at $105,000.

On June 9, 2022, Jef Lewis converted 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000 in to 200,000,000 common shares. The issuance resulted in a gain on conversion of $40,000, which was recorded to the statement of operations during the six months ended June 30, 2022.

On June 10, 2022, the Company agreed to modify the IP Purchase and License Agreement with Maguire and Associates, LLC, dated October 15, 2020. Pursuant to the Amendment, the Company agreed to issue an additional 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000, and in return, Maguire and Associates agrees to take full responsibility for all outstanding, unpaid advertising costs and all future advertising costs in the USA for the next 24 months. The Company recorded $1,000,000 in prepaid expenses and recorded $1,000,000 in non-current assets on the balance sheet.

During the six months ended June 30, 2022, 28,905 shares of Series A Convertible Preferred stock were converted to 9,465,471 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $149,872, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Series A Convertible Preferred Stock has a fixed value of $10 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,688,120, which represents 1,368,812 Series A Convertible Preferred Stock at $10 per share, issued and outstanding as of June 30, 2022, outside of permanent equity and liabilities.

Preferred Stock Payable

On August 20, 2021, the company agreed to issue 50,000 Convertible Preferred Series A shares at $10 per share to South Pacific Traders Oy pursuant to an exclusive distribution agreement. The shares were issued on January 17, 2022 and $500,000 was reclassified to Series A Convertible Preferred Stock.

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

As of June 30, 2022, 1,000 Series B Preferred shares were authorized, of which 1,000 Series B shares were issued and outstanding.

NOTE 17 – COMMON STOCK

On April 22, 2019, the Company approved the authorization of a 1 for 3,000 reverse stock split of the Company’s outstanding shares of common stock. The Company’s financial statements have been retroactively adjusted for this stock split for all periods presented.

During the year ended December 31, 2019, the holder of a convertible note converted $1,148 of accrued interest and $500 in conversion fees into 1,333 shares of common stock. The common stock was valued at $5,077 based on the market price of the Company’s stock on the date of conversion.

On March 17, 2020, the Company’s former President cancelled 26,694 shares of common stock issued to settle debt of $25,342 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,342. On December 31, 2020, Mr. Rushford agreed to forgive the debt and $50,342 was recorded to additional paid in capital.

On March 25, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 5,000,000,000 to 10,000,000,000 with a par value of $0.001.

On November 20, 2020, Mr. Lewis converted 233,333 common shares at a price of $0.54 per share into 54,000 Series A Convertible Preferred Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

On December 4, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 10,000,000,000 to 20,000,000,000 with a par value of $0.001.

During the year ended December 31, 2020, 734,000 shares of Series A Convertible Preferred stock were converted to 8,055,557 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

During the year ended December 31, 2020, the holders of a convertible notes converted $1,388,809 of principal, $351,376 of accrued interest and $39,275 in conversion fees into 3,412,726 shares of common stock. The common stock was valued at $8,141,166 based on the market price of the Company’s stock on the date of conversion.

On June 10, 2021, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 20,000,000,000 to 25,000,000,000 with a par value of $0.001.

During the year ended December 31, 2021, warrant holders exercised the warrants and the Company issued 1,286,690 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2021, 434,780 shares of Series A Convertible Preferred stock were converted to 8,917,069 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,200,126, which was recorded to the statement of operations.

During the year ended December 31, 2021, the holders of a convertible notes converted $984,042 of principal, $78,686 of accrued interest and $7,750 in conversion fees into 4,387,505 shares of common stock. The common stock was valued at $3,768,693 based on the market price of the Company’s stock on the date of conversion.

During the year ended December 31, 2021, the holder of a promissory notes converted $108,000 of principal, $12,960 of accrued interest, $15,000 in penalties, and $750 in conversion fees into 660,435 shares of common stock. The common stock was valued at $594,391 based on the market price of the Company’s stock on the date of conversion, and the company recorded a loss on conversion of $457,681 to the statement of operations.

On April 20, 2022, the Company approved the authorization of a one for three hundred reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on April 28, 2022, and the financial statements have been retroactively adjusted to take this into account for all periods presented. The Company issued 8,062 common shares due to rounding in connection with the reverse stock split. In addition, the Company reduced the number of authorized shares from 25,000,000,000 to 83,333,333 shares with a par value of $0.001.

On April 26, 2022 the Company filed a Certificate of Amendment to increase the number of authorized common shares from 83,333,333 to 5,000,000,000 with a par value of $0.001.

On June 9, 2022, the Company issued 4,000,000 shares of common stock valued at $40,000, to Coventry Enterprises LLC pursuant to a note agreement.

During the six months ended June 30, 2022, 28,905 shares of Convertible Series A Preferred stock were converted to 9,465,471 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $149,872, which was recorded to the statement of operations.

During the six months ended June 30, 2022, the holders of a convertible notes converted $339,336 of principal, $70,722 of accrued interest and $3,500 in conversion fees into 20,521,344 shares of common stock. The common stock was valued at $1,434,955 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $1,021,396 was recorded to the statement of operations.

As of June 30, 2022, 5,000,000,000 were authorized, of which 261,026,649 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at June 30, 2022:

June 30,
2022
Net operating loss	$867,340
Statutory rate	21%
Expected tax recovery	182,141
Change in valuation allowance	(182,141)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	182,141
Less: valuation allowance	(182,141)
Net deferred tax asset	$—

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

NOTE 20 – SUBSEQUENT EVENTS

Consulting Agreement

On August 1, 2022, the Company entered into a Consulting Agreement with Christopher Bullock as a sales representative in India. The term of the agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a ninety-day written notice. Upon execution of the agreement, the Company will issue $10,000 of Series A Convertible Preferred stock to the Consultant. The Consultant will receive a monthly fee of $3,000, to be paid Series A Convertible Preferred stock, and will receive a 2% commission on gross sales for all products sold in India.

Notes Payable

On July 20, 2022, the Company entered into a Convertible Note in the amount of $54,250. The note is unsecured, bears interest at 10% per annum, and matures on July 20, 2023.

Subsequent Issuances

On July 6, 2022, 4,760 shares of Series A Convertible Preferred stock was converted into 11,900,000 shares of common stock.

On July 6, 2022, the holder of a convertible note converted a total of $15,000 of principal into 12,465,537 shares of our common stock.

On July 19, 2022, the holder of a convertible note converted a total of $18,900 of principal, interest and conversion fees into 1,500,000 shares of our common stock.

On July 19, 2022, a warrant holder exercised the warrants and the Company issued 7,000,000 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition, and liquidity position for the three and six months ended June 30, 2022. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2021 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues:

The Company’s revenues were $972,622 for the three months ended June 30, 2022 compared to $48,764 for the three months ended June 30, 2021. The significant increase is due to a project in the amount of $957,344 being completed and delivered to BrewBilt Brewing in the second quarter of 2022.

Cost of Sales:

The Company’s cost of materials was $693,097 for the three months ended June 30, 2022, compared to $8,501 for the three months ended June 30, 2021. The increase is due to the BrewBilt Brewing job completed in Q2 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended June 30, 2022, and June 30, 2021, were $416,843 and $460,072, respectively. The decrease is due to wages that were associated with the BrewBilt job were reported as costs of sales.

Other Expense:

Other expense for the three months ended June 30, 2022 and June 30, 2021 was $2,173,243 and $1,140,358, respectively. Other expense consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the three months ended June 30, 2022 was $2,310,561 compared with $1,560,167 for the three months ended June 30, 2021. The increased loss can be explained by the loss on the change in fair value of derivative liabilities.

Results for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues:

The Company’s revenues were $983,922 for the six months ended June 30, 2022 compared to $62,015 for the six months ended June 30, 2021. The increase is due to a project in the amount of $957,344 being completed and delivered to BrewBilt Brewing in the second quarter of 2022.

Cost of Sales:

The Company’s cost of materials was $698,870 for the six months ended June 30, 2022, compared to $16,115 for the six months ended June 30, 2021. The increase is due to the BrewBilt Brewing job completed in Q2 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the six months ended June 30, 2022, and June 30, 2021, were $1,018,624 and $864,073, respectively. The increase is due to and increase in general and administrative expenses and wages that were reported in the Q1 2022.

Other Expense:

Other expense for the six months ended June 30, 2022 and June 30, 2021 was $3,651,078 and $3,379,752, respectively. Other expense consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the six months ended June 30, 2022 was $4,384,650 compared with $4,197,925 for the six months ended June 30, 2021. The increased loss can be explained by the loss on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2022, the Company has a shareholders’ deficit of $15,911,129 since its inception, working capital deficit of $3,739,632, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

	June 30, 2022	December 31, 2021
	$	$
Current Assets	2,085,540	1,318,748
Current Liabilities	5,825,172	4,404,654
Working Capital (Deficit)	(3,739,632)	(3,085,906)

The overall working capital (deficit) increased from $(3,085,906) at December 31, 2021 to $(3,739,632) at June 30, 2022 due to an increase in derivative liabilities, convertible and promissory notes and related party liabilities

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans or other short-term financing options.

	June 30, 2022	June 30, 2021
	$	$
Cash Flows from (used in) Operating Activities	(419,635)	(346,730)
Cash Flows from (used in) Investing Activities	—	(102,228)
Cash Flows from (used in) Financing Activities	280,691	663,951
Net Increase (decrease) in Cash During Period	(138,944)	214,993

During the six months ended June 30, 2022, cash from (used in) operating activities was $(419,635) compared to $(346,730) for the six months ended June 30, 2022. The variance primarily resulted from the change in fair value of derivative liabilities, and an increase in operating assets during the six months ended June 30, 2022.

During the six months ended June 30, 2022, cash from (used in) investing activities was $0 compared to $(102,228) for the six months ended June 30, 2021. The variance in cash from (used in) investing activity is due to a decrease in fixed assets purchases in the six months ended June 30, 2022.

During the six months ended June 30, 2022, cash from financing activities was $280,691 compared to $663,951 for the six months ended June 30, 2021. The decrease in cash from financing activity is due to a decrease in proceeds from convertible debt and payments made to convertible debt during the six months ended June 30, 2022.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On April 1, 2022, the Company agreed to issue 10,500 shares of Series A Convertible Preferred stock to settle $105,000 of Convertible Notes owned by Maguire and Associates, LLC. The shares were valued at $105,000.

On May 6, 2022, the Company issued 8,062 common shares due to rounding in connection with the reverse stock split.

On June 9, 2022, the Company issued 4,000,000 shares of common stock valued at $40,000, to Coventry Enterprises LLC pursuant to a note agreement.

On June 9, 2022, Jef Lewis converted 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000 in to 200,000,000 common shares. The issuance resulted in a gain on conversion of $40,000, which was recorded to the statement of operations during the six months ended June 30, 2022.

On June 10, 2022, the Company agreed to modify the IP Purchase and License Agreement with Maguire and Associates, LLC, dated October 15, 2020. Pursuant to the Amendment, the Company agreed to issue an additional 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000, and in return, Maguire and Associates agrees to take full responsibility for all outstanding, unpaid advertising costs and all future advertising costs in the USA for the next 24 months. The Company recorded $1,000,000 in prepaid expenses and recorded $1,000,000 in non-current assets on the balance sheet.

During the three months ended June 30, 2022, 5,185 shares of Series A Convertible Preferred stock was converted to 6,435,537 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $28,315, which was recorded to the statement of operations.

During the three months ended June 30, 2022, the holders of a convertible notes converted $210 of principal, $43,120 of accrued interest, and $3,500 of conversion fees into 7,905,611 shares of common stock. The common stock was valued at $92,939 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $46,108 was recorded to the statement of operations.

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

BrewBilt Manufacturing Inc.

Date: August 15, 2022	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.