Form 10-Q/A
period 2022-06-30
BrewBilt Manufacturing Inc.
filed 2022-09-19
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 previously filed on August 15, 2022 (the “Original Filing”). We are filing this Amendment to correct a typographical error on the cover page of the Original Filing. The Company inadvertently indicated on the cover page that it is a shell company, when in fact it is not a shell company. Other than checking the correct box on the cover page of this Amendment, no changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the Original Form 10-Q.

BrewBilt Manufacturing Inc.

Date: September 19, 2022	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.