Form 10-Q/A
period 2022-03-31
BrewBilt Manufacturing Inc.
filed 2022-11-08
CIK 1641751

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

As of April 27, 2022, there were 42,677,439 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 previously filed on May 16, 2022 (the “Original Filing”). We are filing this Amendment to adjust our financial statements and footnotes to account for a one for three hundred reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on April 28, 2022, and the financial statements have been retroactively adjusted to take this into account for all periods presented. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way any other disclosures made in the Original Form 10-Q.

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

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$73,240	$219,183
Accounts receivable	26,773	3,495
Earnings in excess of billings	1,053,696	880,494
Inventory	162,908	147,859
Prepaid expenses	8,805	48,217
Other current assets	19,500	19,500
Total current assets	1,344,922	1,318,748

Property, plant, and equipment, net	232,883	249,208
Intangibles, net	475,000	500,000
Right-of-use asset	192,787	203,991
Security deposit	16,980	16,980
Other assets	85,305	85,305

TOTAL ASSETS	$2,347,877	$2,374,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$568,401	$640,428
Accrued interest	229,646	206,806
Accrued liabilities	115,250	119,090
Billings in excess of revenue	1,518,587	1,104,923
Current operating lease liabilities	46,750	45,970
Convertible notes payable, net of discount	917,323	910,062
Derivative liabilities	336,167	882,706
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	213,363	205,815
Related party liabilities	155,966	138,029
Total Current Liabilities	4,252,278	4,404,654

Long term debt	154,199	152,390
Non-current operating lease liabilities	146,037	158,021

Total Liabilities	4,552,514	4,715,065

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized 1,363,497 shares issued and outstanding at March 31, 2022 1,329,717 shares issued and outstanding at December 31, 2021	13,634,970	13,297,170
Convertible preferred stock payable	150,000	500,000

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at March 31, 2022 1,000 shares issued and outstanding at December 31, 2021	1	1
Common stock, $0.001 par value; 25,000,000,000 authorized 42,677,439 shares issued and outstanding at March 31, 2022 (1) 27,031,772 shares issued and outstanding at December 31, 2021 (1)	42,678	27,032
Additional paid in capital	4,695,205	2,488,366
Retained earnings	(20,727,491)	(18,653,402)
Total stockholders’ deficit	(15,989,607)	(16,138,003)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,347,877	$2,374,232

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Sales	$11,300	$13,251
Cost of sales	5,773	7,614
Gross profit	5,527	5,637

Operating expenses:
Consulting fees	77,500	121,608
Depreciation and amortization	16,325	8,950
G&A expenses	161,760	141,575
Professional fees	24,294	80,702
Salaries and wages	321,902	51,166
Total operating expenses	601,781	404,001

Loss from operations	(596,254)	(398,364)

Other income (expense):
Other income	1	—
Debt forgiveness	—	13,924
Derivative expenses	90,828	(1,033,712)
Loss on conversion of debt	(975,288)	—
Loss on Series A conversion	(121,557)	(786,315)
Interest expense	(471,819)	(433,291)
Total other expenses	(1,477,835)	(2,239,394)

Net loss before income taxes	(2,074,089)	(2,637,758)
Income tax expense	—	—
Net loss	$(2,074,089)	$(2,637,758)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	36,019,051	13,322,878
Net loss per common share	$(0.0576)	$(0.1980)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	27,031,772	$27,032	$2,488,366	$(18,653,402)	$(16,138,003)
Conversion of convertible notes payable to stock	—	—	—	—	—	12,615,733	12,616	1,329,400	—	1,342,016
Derivative settlements	—	—	—	—	—	—	—	521,712	—	521,712
Preferred stock converted to common stock	(23,720)	(237,200)	—	—	—	3,029,934	3,030	355,727	—	358,757
Preferred stock issued for services	7,500	75,000	—	—	—	—	—	—	—	—
Preferred stock payable converted to convertible preferred stock	50,000	500,000	(500,000)	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	150,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,074,089)	(2,074,089)
Balance at March 31, 2022	1,363,497	$13,634,970	$150,000	1,000	$1	42,677,439	$42,678	$4,695,205	$(20,727,491)	$(15,989,607)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock (1)		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2020	1,120,000	$11,200,000	$—	1,000	$1	11,780,075	$11,780	$(8,424,892)	$(6,956,293)	$(15,369,404)
Conversion of promissory notes to stock	—	—	—	—	—	583,535	584	1,622,752	—	1,623,336
Derivative settlements	—	—	—	—	—	—	—	435,301	—	435,301
Preferred stock converted to common stock	(172,500)	(1,725,000)	—	—	—	1,900,998	1,901	2,509,414	—	2,511,315
Preferred stock issued for services	10,000	100,000	—	—	—	—	—	—	—	—
Warrant exercise	—	—	—	—	—	240,162	240	(240)	—	—
Net loss	—	—	—	—	—	—	—	—	(2,637,758)	(2,637,758)
Balance at March 31, 2021	957,500	$9,575,000	$—	1,000	$1	14,504,770	$14,505	$(3,857,665)	$(9,594,051)	$(13,437,210)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,074,089)	$(2,637,758)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	349,059	392,362
Amortization of capitalized distribution fees	25,000	—
Change in derivative liability	(90,828)	1,033,712
Preferred stock issued for services	25,000	100,000
Debt forgiveness	—	(13,924)
Depreciation and amortization of fixed assets	16,325	8,950
Loss on debt conversion	975,288	—
Loss on Series A conversion	121,557	786,315
Penalties on debt settlement and debt conversion	66,488	—
Share based compensation	200,000	—
Decrease (increase) in operating assets
Accounts receivable	(23,278)	(812,637)
Earnings in excess of billings	(173,202)	(237,758)
Inventory	(15,049)	(24,255)
Prepaid expenses	39,412	(1,259)
Increase (decrease) in operating liabilities
Accounts payable	(72,027)	(63,713)
Accrued interest	54,463	45,085
Accrued liabilities	(3,840)	90,909
Billings in excess of revenues	413,664	1,459,391
Net cash (used in) provided by operating activities	(166,057)	125,420

Cash flows from investing activities
Property, plant and equipment, additions	—	(11,821)
Net cash (used in) provided by investing activities	—	(11,821)

Cash flows from financing activities:
Long term debt	1,809	1,762
Payments on convertible debt	(157,632)	—
Proceeds from convertible debt	158,000	185,000
Proceeds from promissory notes	—	109,000
Related party liabilities	17,937	(102,268)
Net cash (used in) provided for financing activities	20,114	193,494

Net increase in cash	(145,943)	307,093

Cash, beginning of period	219,183	72,764
Cash, end of period	$73,240	$379,857

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$366,728	$1,623,336
Derivative settlements	$521,712	$435,301
Discount from derivative	$66,001	$311,577
Preferred stock converted to common stock	$237,200	$1,725,000
Preferred stock issued to settle liabilities	$—	$100,000
Cashless warrant exercise (1)	$—	$240

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

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

During the three months ending March 31, 2022, the Company received proceeds from new convertible notes of $158,000. The Company recorded $66,488 in penalties, payments of $153,611 on their convertible notes and conversions of $339,126 of convertible note principal. The Company recorded loan fees on new convertible notes of $3,800, which increased the debt discounts recorded on the convertible notes during the three months ending March 31, 2022. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 11). The Company also recorded amortization of $341,511 on their convertible note debt discounts and loan fees. As of March 31, 2022, the convertible notes payable are convertible into 25,833,346 shares of the Company’s common stock.

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

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022:

Valuation date
Expected dividends	0%
Expected volatility	257.14% - 1,437.78%
Expected term	.22 – 4.46 years
Risk free interest	.52% - .2.45%

NOTE 12 – WARRANTS

The following table summarizes information with respect to the outstanding warrants to purchase common stock of the Company, all of which were exercisable as of March 31, 2022:

Exercise Price	Number Outstanding	Expiration Date
$9.00	173	June 19, 2022
$6.00	18,000	June 18, 2025
$7.80	3,846	July 23, 2025
$6.00	18,833	August 19, 2025
$6.00	18,833	August 19, 2025
$0.60	83,333	January 5, 2026
$0.60	83,333	January 5, 2026
$0.60	125,000	July 15, 2026
$0.60	125,000	July 15, 2026
$0.60	166,667	September 14, 2026
$0.60	166,667	September 14, 2026
	809,686

A summary of warrant activity for the three months ended March 31, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	809,686	$1.01	4.43	$—
Granted	0	—
Exercised	0	—
Forfeited or expired	0	—
Outstanding at March 31, 2022	809,686	$1.01	4.18	$—
Exercisable at March 31, 2022	809,686	$1.01	4.18	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.045 on March 31, 2022.

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

On November 20, 2020, Mr. Lewis converted 233,333 common shares at a price of $0.54 per share into 54,000 Convertible Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

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

During the year ended December 31, 2021, 434,780 shares of Convertible Series A Preferred stock were converted to 8,917,068 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,657,807, which was recorded to the statement of operations.

On March 2, 2022, the Company issued 5,000 shares of Series A Convertible Preferred stock to key employee Andrew Salo at $10 per share.

On March 4, 2022, the Company issued 2,500 shares of Series A Convertible Preferred stock for advertising services provided by Jef Freeman at $10 per share.

During the three months ended March 31, 2022, 23,720 shares of Convertible Series A Preferred stock were converted to 3,029,934 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $121,557, which was recorded to the statement of operations.

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

On November 20, 2020, Mr. Lewis converted 233,333 common shares at a price of $0.54 per share into 54,000 Convertible Preferred Series A Shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

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

During the year ended December 31, 2021, 434,780 shares of Convertible Series A Preferred stock were converted to 8,917,068 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,657,807, which was recorded to the statement of operations.

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

During the three months ended March 31, 2022, 23,720 shares of Convertible Series A Preferred stock were converted to 3,029,934 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $121,557, which was recorded to the statement of operations.

During the three months ended March 31, 2022, the holders of a convertible notes converted $339,126 of principal and $27,602 of accrued interest into 12,515,733 shares of common stock. The common stock was valued at $1,342,016 based on the market price of the Company’s stock on the date of conversion.

As of March 31, 2022, 25,000,000,000 were authorized, of which 42,677,439 shares are issued and outstanding.

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

During the three months ended March 31, 2022, 23,720 shares of Convertible Series A Preferred stock were converted to 3,029,934 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $121,557, which was recorded to the statement of operations.

During the three months ended March 31, 2022, the holders of a convertible notes converted $339,126 of principal and $27,602 of accrued interest into 12,615,733 shares of common stock. The common stock was valued at $1,342,016 based on the market price of the Company’s stock on the date of conversion.

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

BrewBilt Manufacturing Inc.

Date: November 7, 2022	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.