Form 10-Q
period 2022-09-30
BrewBilt Manufacturing Inc.
filed 2022-11-14
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 788,743,081 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on March 31, 2022.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)	(audited)
Current Assets
Cash	$37,955	$219,183
Accounts receivable	275,647	3,495
Earnings in excess of billings	699,853	880,494
Inventory	186,836	147,859
Prepaid expenses	1,005,749	48,217
Other current assets	—	19,500
Total current assets	2,206,040	1,318,748

Property, plant, and equipment, net	208,308	249,208
Intangibles, net	425,000	500,000
Right-of-use asset	169,805	203,991
Security deposit	16,980	16,980
Other assets	1,085,305	85,305

TOTAL ASSETS	$4,111,438	$2,374,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$617,451	$640,428
Accrued interest	232,449	206,806
Accrued liabilities	235,229	119,090
Billings in excess of revenue	1,235,438	1,104,923
Current operating lease liabilities	48,350	45,970
Convertible notes payable, net of discount	958,820	910,062
Derivative liabilities	616,318	882,706
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	404,288	205,815
Related party liabilities	180,794	138,029
Total Current Liabilities	4,679,962	4,404,654

Long term debt	144,200	152,390
Non-current operating lease liabilities	121,455	158,021

Total Liabilities	4,945,617	4,715,065

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized 1,364,052 shares issued and outstanding at September 30, 2022 1,329,717 shares issued and outstanding at December 31, 2021	13,640,520	13,297,170
Convertible preferred stock payable	166,000	500,000

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at September 30, 2022 1,000 shares issued and outstanding at December 31, 2021	1	1
Common stock, $0.001 par value; 15,000,000,000 authorized 635,971,617 shares issued and outstanding at September 30, 2022 (1) 27,031,772 shares issued and outstanding at December 31, 2021 (1)	635,972	27,032
Additional paid in capital	7,463,429	2,488,366
Retained earnings	(22,740,101)	(18,653,402)
Total stockholders’ deficit	(14,640,699)	(16,138,003)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,111,438	$2,374,232

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales	$118,219	$575,128	$1,102,141	$637,143
Cost of sales	79,455	357,429	778,325	373,544
Gross profit	38,764	217,699	323,816	263,599

Operating expenses:
Consulting fees	28,500	(67,500)	175,500	78,531
Depreciation and amortization	11,028	11,591	40,900	30,691
G&A expenses	153,724	170,477	518,409	445,573
Professional fees	26,249	22,903	56,925	137,961
Salaries and wages	163,793	112,441	610,184	421,229
Total operating expenses	383,294	249,912	1,401,918	1,113,985

Loss from operations	(344,530)	(32,213)	(1,078,102)	(850,386)

Other income (expense):
Other income	1	3	3	25,007
Gain on debt settlement	—	—	22,029	—
Gain on debt forgiveness	51,756	—	51,756	75,512
Derivative expenses	1,035,866	(792,182)	(767,059)	(1,395,887)
Loss on conversion of debt	(31,456)	—	(1,052,852)	(457,681)
Loss on Series A conversion	(35,702)	(262,778)	(145,572)	(1,845,926)
Loss on disposal of assets	—	(16,267)	—	(16,267)
Interest expense	(377,984)	(415,441)	(1,116,902)	(1,251,175)
Total other expenses	642,481	(1,486,665)	(3,008,597)	(4,866,417)

Net profit (loss) before income taxes	297,951	(1,518,878)	(4,086,699)	(5,716,803)
Income tax expense	—	—	—	—
Net profit (loss)	$297,951	$(1,518,878)	$(4,086,699)	$(5,716,803)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	338,623,370	20,065,897	158,378,671	16,563,647
Net profit (loss) per common share	$0.0009	$(0.0757)	$(0.0258)	$(0.3451)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares (1)	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	27,031,772	$27,032	$2,488,366	$(18,653,402)	$(16,138,003)
Conversion of convertible notes payable to stock	—	—	—	—	—	12,615,733	12,616	1,329,400	—	1,342,016
Derivative settlements	—	—	—	—	—	—	—	521,712	—	521,712
Preferred stock converted to common stock	(23,720)	(237,200)	—	—	—	3,029,934	3,030	355,727	—	358,757
Preferred stock issued for services	7,500	75,000	—	—	—	—	—	—	—	—
Preferred stock payable converted to convertible preferred stock	50,000	500,000	(500,000)	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	150,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,074,089)	(2,074,089)
Balance at March 31, 2022	1,363,497	$13,634,970	$150,000	1,000	$1	42,677,439	$42,678	$4,695,205	$(20,727,491)	$(15,989,607)

Conversion of convertible notes payable to stock	—	—	—	—	—	7,905,611	7,906	85,033	—	92,939
Derivative settlements	—	—	—	—	—	—	—	215,935	—	215,935
Preferred stock converted to common stock	(205,185)	(2,051,850)	—	—	—	206,435,537	206,435	1,833,730	—	2,040,165
Common stock issued per agreement	—	—	—	—	—	4,000,000	4,000	36,000	—	40,000
Preferred stock issued to settle debt	10,500	105,000	—	—	—	—	—	—	—	—
Preferred stock issued for future advertising expenses	200,000	2,000,000	—	—	—	—	—	—	—	—
Rounding due to reverse stock split	—	—	—	—	—	8,062	8	(8)	—	—
Net loss	—	—	—	—	—	—	—	—	(2,310,561)	(2,310,561)
Balance at June 30, 2022	1,368,812	$13,688,120	$150,000	1,000	$1	261,026,649	$261,027	$6,865,895	$(23,038,052)	$(15,911,129)

Conversion of convertible notes payable to stock	—	—	—	—	—	319,588,942	319,589	23,442	—	343,031
Derivative settlements	—	—	—	—	—	—	—	546,148	—	546,148
Preferred stock converted to common stock	(4,760)	(47,600)	—	—	—	11,900,000	11,900	71,400	—	83,300
Common stock cancelled	—	—	—	—	—	(60,000)	(60)	60	—	—
Preferred shares to be issued for services	—	—	16,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	43,516,026	43,516	(43,516)	—	—
Net loss	—	—	—	—	—	—	—	—	297,951	297,951
Balance at September 30, 2022	1,364,052	$13,640,520	$166,000	1,000	$1	635,971,617	$635,972	$7,463,429	$(22,740,101)	$(14,640,699)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2020	1,120,000	$11,200,000	$—	1,000	$1	11,780,075	$11,780	$(8,424,892)	$(6,956,293)	$(15,369,404)
Conversion of convertible notes payable to stock	—	—	—	—	—	583,535	584	1,622,752	—	1,623,336
Derivative settlements	—	—	—	—	—	—	—	435,301	—	435,301
Preferred stock converted to common stock	(172,500)	(1,725,000)	—	—	—	1,900,998	1,901	2,509,414	—	2,511,315
Preferred stock issued for services	10,000	100,000	—	—	—	—	—	—	—	—
Warrant exercise	—	—	—	—	—	240,162	240	(240)	—	—
Net loss	—	—	—	—	—	—	—	—	(2,637,758)	(2,637,758)
Balance at March 31, 2021	957,500	$9,575,000	$—	1,000	$1	14,504,770	$14,505	$(3,857,665)	$(9,594,051)	$(13,437,210)

Conversion of convertible notes payable to stock	—	—	—	—	—	1,104,722	1,105	996,789	—	997,894
Conversion of promissory notes to stock	—	—	—	—	—	660,435	660	593,731	—	594,391
Derivative settlements	—	—	—	—	—	—	—	(476,872)	—	(476,872)
Preferred stock converted to common stock	(112,500)	(1,125,000)	—	—	—	1,932,519	1,933	1,919,900	—	1,921,833
Preferred stock issued for services	20,000	200,000	—	—	—	—	—	—	—	—
Preferred stock issued to settle debt	14,497	144,970	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,560,167)	(1,560,167)
Balance at June 30, 2021	879,497	$8,794,970	$—	1,000	$1	18,202,446	$18,203	$(824,117)	$(11,154,218)	$(11,960,131)

Conversion of convertible notes payable to stock	—	—	—	—	—	1,158,340	1,158	646,155	—	647,313
Derivative settlements	—	—	—	—	—	—	—	(132,670)	—	(132,670)
Preferred stock converted to common stock	(72,500)	(725,000)	—	—	—	2,100,218	2,100	985,677	—	987,777
Preferred stock cancelled for services	(10,000)	(100,000)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,518,878)	(1,518,878)
Balance at September 30, 2021	796,997	$7,969,970	$—	1,000	$1	21,461,004	$21,461	$675,045	$(12,673,096)	$(11,976,589)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,086,699)	$(5,716,803)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	864,933	1,089,415
Amortization of capitalized distribution fees	75,000	—
Change in derivative liability	767,059	1,395,887
Preferred stock issued for services	25,000	200,000
Preferred stock issued for advertising expenses	2,000,000	—
Gain on debt settlement	(22,029)	—
Gain on debt forgiveness	(51,756)	(75,512)
Depreciation and amortization of fixed assets	40,900	30,691
Loss on debt conversion	1,052,852	457,681
Loss on Series A conversion	145,572	1,845,926
Penalties on debt settlement and debt conversion	66,488	—
Share based compensation	256,000	—
Decrease (increase) in operating assets
Accounts receivable	(272,152)	(1,064,112)
Earnings in excess of billings	180,641	(598,231)
Inventory	(38,977)	(198,293)
Prepaid expenses	(957,532)	(83,937)
Other assets	(980,500)	(19,500)
Increase (decrease) in operating liabilities
Accounts payable	(22,977)	98,696
Accrued interest	174,032	148,968
Accrued liabilities	116,139	(101,531)
Billings in excess of revenues	130,515	1,958,291
Net cash (used in) provided by operating activities	(537,491)	(632,364)

Cash flows from investing activities
Property, plant and equipment, additions	—	(247,050)
Property, plant and equipment, reductions	—	90,746
Net cash (used in) provided by investing activities	—	(156,304)

Cash flows from financing activities:
Long term debt	(8,190)	(130,748)
Payments on convertible debt	(157,632)	—
Proceeds from convertible debt	309,320	942,000
Proceeds from promissory notes	170,000	184,000
Related party liabilities	42,765	(3,548)
Net cash (used in) provided for financing activities	356,263	991,704

Net increase (decrease) in cash	(181,228)	203,036

Cash, beginning of period	219,183	72,764
Cash, end of period	$37,955	$275,800

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$1,777,986	$3,268,543
Stock issued for promissory note conversion	$—	$594,391
Derivative settlements	$1,283,795	$(174,241)
Discount from derivative	$250,348	$1,168,578
Preferred stock converted to common stock	$2,482,222	$5,420,925
Preferred stock issued to settle liabilities	$105,000	$144,970
Cashless warrant exercise	$43,516	$240
Rounding due to stock split	$8	$—

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on April 28, 2022.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

Amendments to Previously Reported Annual Financial Information

The Company’s previously issued financial statements for the nine months ended September 30, 2021, as included in its Form 10-Q filed on November 15, 2021, have been restated since the Company improperly classified the Series A preferred stock in permanent equity as opposed to liability pursuant to ASC 480-10-25-14(A), since the financial instrument embodies an unconditional obligation to transfer a variable number of shares and the monetary value of such obligation is based solely on a fixed amount known at inception.

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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of September 30, 2022 and December 31, 2021, the Company has deferred $1,235,438 and $1,104,923, respectively, in revenue, and $699,853 and $880,494 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2021, the Company wrote off $39,434 in obsolete inventory to the statement of operations. As of September 30, 2022 and December 31, 2021, the Company has inventory of $186,836 and $147,859, respectively.

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

Capitalized Distribution Fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the periods ended September 30, 2022 and December 31, 2021, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized distribution fees over a term of five years in connection with the distribution agreement.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of September 30, 2022 and December 31, 2021, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2022	December 31, 2021
	Level	Fair Value	Fair Value
Derivative Liability	3	$616,318	$882,706
Total Financial Liabilities		$616,318	$882,706

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ending September 30, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2022, the Company has a shareholders’ deficit of $14,640,699 since its inception, working capital deficit of $2,473,922, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of September 30, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Prepaid advertising expenses	$985,150	$—
Prepaid insurance expenses	20,599	8,217
Prepaid consulting expenses	—	40,000
	$1,005,749	$48,217

On September 15, 2021, Bennett Buchanan was appointed to serve as a director of BrewBilt Manufacturing, Inc. In connection with Mr. Buchanan’s appointment, the Company agreed to repurchase 10,000 shares of Series A Convertible Preferred Stock from Mr. Buchanan issued to him under his Consulting Agreement dated January 1, 2021, for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the year ended December 31, 2021, the company recorded payments of $40,000 in connection with this agreement. It recognized $80,000 in consulting fees in 2021 and $20,000 was recognized in the first quarter of 2022.

On June 10, 2022, the Company agreed to modify the IP Purchase and License Agreement with Maguire and Associates, LLC, dated October 15, 2020. Pursuant to the Amendment, the Company agreed to issue an additional 200,000 Preferred Series A shares, valued at $2,000,000, and in return, Maguire and Associates agrees to take full responsibility for outstanding, unpaid advertising fees and all future advertising costs in the USA for the next 24 months. The Company recorded $1,000,000 in prepaid expenses and recorded $1,000,000 in non-current assets on the balance sheet. During the nine months ended September 30, 2022, Maguire & Associates paid $14,850 in advertising expenses which was reclassified to the statement of operations.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Computer Equipment	$23,876	$23,876
Leasehold Improvements	131,890	131,890
Machinery	352,187	352,187
Software	23,183	23,183
Vehicles	6,717	6,717
	537,853	537,853
Less accumulated amortization	(21,657)	(14,198)
Less accumulated depreciation	(307,888)	(274,447)
	$208,308	$249,208

During the year ended December 31, 2021, the company recorded fixed assets additions of $276,035 and fixed asset proceeds of $90,746. Depreciation and amortization expenses of $40,900 and $30,691 were recorded to the statement of operations for the nine months ended September 30, 2022 and 2021, respectively.

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

Operating Leases

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our lease has a remaining lease term of 3.25 years.

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

As of September 30, 2022 and December 31, 2021, ROU assets and lease liabilities related to our operating lease is as follows:

Schedule of Right of use of assets and lease liabilities

	September 30,	December 31,
	2022	2021
Right-of-use assets	$169,805	$203,991
Current operating lease liabilities	48,350	45,970
Non-current operating lease liabilities	121,455	158,021

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2022	$14,584
2023	58,334
2024	58,334
2025	58,335
Total	189,587
Less imputed interest	19,782
Total liability	$169,805

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

On January 17, 2022, the company issued 50,000 shares, and $500,000 was reclassified from Convertible Stock Payable to Series A Convertible Preferred Stock. During the nine month period ending September 30, 2022, the company amortized $75,000 of the capitalized distribution fees to the statement of operations.

NOTE 7 – ACCRUED LIABILITIES

As of September 30, 2022 and December 31, 2021, accrued liabilities were comprised of the following:

	September 30,	December 31,
	2022	2021
Accrued liabilities
Accrued wages	$31,294	$31,294
Credit card	7,200	6,045
Payroll taxes	101,915	—
Sales tax payable	89,820	76,751
Warranty	5,000	5,000
Total accrued expenses	$235,229	$119,090

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

Changes in unearned revenue for the periods ended September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Unearned revenue, beginning of the period	$1,104,923	$71,280
Billings in excess of revenue during the period	1,195,357	1,722,715
Recognition of unearned revenue in prior periods	(1,064,842)	(689,072)
Unearned revenue, end of the period	$1,235,438	$1,104,923

As of September 30, 2022 and December 31, 2021, the Company has recorded $699,853 and $880,494, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
1800 Diagonal Lending #1	$53,750	4/29/2022	4/29/2023	10%	Variable	$53,750	$—
1800 Diagonal Lending #2	54,250	7/26/2022	7/26/2023	10%	Variable	54,250	—
CBP #3	30,000	5/1/2020	5/1/2021	15%	Variable	—	9,576
CBP #4	30,000	7/23/2020	7/23/2021	15%	Variable	—	30,000
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	24%	Variable	110,000	110,000
GPL Ventures #3	240,000	5/6/2021	5/6/2022	10%	0.001	—	240,000
Mammoth Corp #1	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Mammoth Corp #2	60,000	12/30/2021	12/30/2022	0%	Variable	60,000	60,000
Mammoth Corp #3	26,800	03/21/22	12/21/22	0%	Variable	26,800	—
Mast Hill Fund #1	550,000	10/6/2021	10/6/2022	12%	0.0015	437,652	550,000
Mast Hill Fund #2	65,000	8/8/2022	8/8/2023	12%	0.0025	65,000	—
Optempus #1	25,000	7/2/2020	7/2/2021	22%	Variable	—	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	22%	Variable	—	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	10%	Variable	—	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	10%	Variable	—	40,000
Power Up Lending #23	43,750	8/11/2021	8/11/2022	10%	Variable	—	43,750
Power Up Lending #24	48,750	9/14/2021	9/14/2022	10%	Variable	—	48,750
Power Up Lending #25	43,750	10/8/2021	10/8/2022	10%	Variable	—	43,750
Tri-Bridge #3	25,000	1/14/2021	7/14/2021	10%	Variable	—	25,000
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	—	25,000
Tri-Bridge #5	240,000	5/6/2021	5/6/2022	10%	0.001	211,500	240,000
						$1,051,952	$1,563,826
Debt discount						(71,457)	(527,933)
Financing costs/Original issue discount						(21,675)	(125,831)
Notes payable, net of discount						$958,820	$910,062

During the nine months ending September 30, 2022, the Company received proceeds from new convertible notes of $309,320. The Company recorded $66,488 in penalties, cash payments of $153,611 and conversions of $614,974 of convertible note principal. The Company settled $105,000 in note payable principal with the issuance of 10,500 Convertible Series A shares, valued at $105,000. Convertible note principal in the amount of $39,576 was forgiven by a note holder, and the Company recorded a gain on forgiveness of debt of $39,576 to the statement of operations. The Company recorded loan fees on new convertible notes of $25,480, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2022. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 11). The Company also recorded amortization of $836,459 on their convertible note debt discounts and loan fees. As of September 30, 2022, the convertible notes payable are convertible into 1,705,001,719 shares of the Company’s common stock.

During the nine months ended September 30, 2022, the Company recorded interest expense of $116,312, payments of $4,021, conversions of $96,160 and conversion fees of $14,000 on its convertible notes payable. The Company recorded a gain of $22,029 for the settlement of notes payable. Convertible note interest in the amount of $12,180 was forgiven by a note holder, and the Company recorded a gain on forgiveness of debt of $12,180 to the statement of operations. As of September 30, 2022, the accrued interest balance was $135,045.

As of September 30, 2022, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – PROMISSORY NOTES PAYABLE

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount of $50,000, of which, $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of September 30, 2022, the company has amortized $11,000 of the financing costs to the statement of operations. As of September 30, 2022, the note has a principal balance of $50,000 and accrued interest of $11,874.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of September 30, 2022, the company has amortized $12,500 of the financing costs to the statement of operations. As of September 30, 2022, the note has a principal balance of $75,000 and accrued interest of $11,532.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of September 30, 2022, the company has amortized $17,500 of the financing costs to the statement of operations. As of September 30, 2022, the note has a principal balance of $100,000 and accrued interest of $12,701.

On June 9, 2022, the Company received funding pursuant to a promissory note in the amount of $200,000, of which, $170,000 was received in cash and $30,000 was recorded as transaction fees. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on June 9, 2023. As of September 30, 2022, the company has amortized $9,288 of the financing costs to the statement of operations. As of September 30, 2022, the note has a principal balance of $200,000 and accrued interest of $20,000.

NOTE 11 – DERIVATIVE LIABIITIES

During the nine months ended September 30, 2022, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2022:

	Notes	Warrants	Total
Balance, beginning of period	$736,994	$145,712	$882,706
Initial recognition of derivative liability	431,240	130,000	561,240
Derivative settlements	(1,135,481)	(148,314)	(1,283,795)
Loss (gain) on derivative liability valuation	562,151	(105,984)	456,167
Balance, end of period	$594,904	$21,414	$616,318

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022:

Valuation date
Expected dividends	0%
Expected volatility	204.88% - 308.80%
Expected term	.01 - 1 year
Risk free interest	1.36% - 4%

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022:

Valuation date
Expected dividends	0%
Expected volatility	1,448.16% - 2,499.52%
Expected term	2.72 – 5 years
Risk free interest	2.91% - 4.25%

NOTE 12 – WARRANTS

The following table summarizes information with respect to the outstanding warrants to purchase common stock of the Company, all of which were exercisable as of September 30, 2022:

Exercise Price	Number Outstanding	Expiration Date
$6.0000	18,000	June 18, 2025
$0.6000	83,333	January 5, 2026
$0.6000	83,333	January 5, 2026
$0.6000	125,000	July 15, 2026
$0.6000	125,000	July 15, 2026
$0.6000	166,667	September 14, 2026
$0.6000	166,667	September 14, 2026
$0.0025	26,000,000	August 8, 2027
	26,768,000

A summary of warrant activity for the nine months ended September 30, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	809,686	$1.0100	4.43	$—
Granted	26,000,000	—
Exercised	-37,666	—
Forfeited or expired	-4,020	—
Outstanding at September 30, 2022	26,768,000	$0.0233	4.83	$—
Exercisable at September 30, 2022	26,768,000	$0.0233	4.83	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0008 on September 30, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry. The agreement is for a term of one year and is renewable upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2021, Mr. Berry had an unpaid balance of $118,167. During the nine months ended September 30, 2022, the Company accrued $37,500 in fees and made $15,000 in payments in connection to his agreement. As of September 30, 2022, the Company owed Mr. Berry $140,667 in fees.

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

NOTE 14 – LONG TERM DEBT

As of September 30, 2022 and December 31, 2021, long term debt was comprised of the following:

	September 30,	December 31,
	2022	2021
Long term debt
Equipment loan	27,001	41,134
Line of credit	117,199	111,256
Total long term debt	$144,200	$152,390

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

During the year ended December 31, 2021, 434,780 shares of Series A Convertible Preferred stock were converted to 8,917,068 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,200,126, which was recorded to the statement of operations.

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

On June 9, 2022, Jef Lewis converted 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000 in to 200,000,000 common shares. The issuance resulted in a gain on conversion of $40,000, which was recorded to the statement of operations during the nine months ended September 30, 2022.

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

During the nine months ended September 30, 2022, 33,665 shares of Series A Convertible Preferred stock were converted to 21,365,471 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $185,572, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Series A Convertible Preferred Stock has a fixed value of $10 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,640,520, which represents 1,364,052 Series A Convertible Preferred Stock at $10 per share, issued and outstanding as of September 30, 2022, outside of permanent equity and liabilities.

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

On August 1, 2022, the company agreed to issue 1,600 Convertible Series A shares at $10 per share to Christopher Bullock, pursuant to a Consulting Agreement.

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

As of September 30, 2022, 1,000 Series B Preferred shares were authorized, of which 1,000 Series B shares were issued and outstanding.

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

During the year ended December 31, 2021, 434,780 shares of Series A Convertible Preferred stock were converted to 8,917,068 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,200,126, which was recorded to the statement of operations.

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

On June 9, 2022, Jef Lewis converted 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000 in to 200,000,000 common shares. The issuance resulted in a gain on conversion of $40,000, which was recorded to the statement of operations during the nine months ended September 30, 2022.

On July 21, 2022 the Company filed a Certificate of Amendment to increase the number of authorized common shares from 5,000,000,000 to 15,000,000,000 with a par value of $0.001.

On August 22, 2022, the Company cancelled 60,000 shares of common stock pursuant to a Settlement Agreement.

During the nine months ended September 30, 2022, warrant holders exercised the warrants and the Company issued 43,516,026 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the nine months ended September 30, 2022, 33,665 shares of Series A Convertible Preferred stock were converted to 21,365,471 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $185,572, which was recorded to the statement of operations.

During the nine months ended September 30, 2022, the holders of a convertible notes converted $614,974 of principal, $96,160 of accrued interest and $14,000 in conversion fees into 340,111 shares of common stock. The common stock was valued at $1,777,986 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $1,052,852 was recorded to the statement of operations.

As of September 30, 2022, 15,000,000,000 were authorized, of which 635,971,617 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at September 30, 2022:

September 30,
2022
Net operating loss	$1,551,145
Statutory rate	21%
Expected tax recovery	325,740
Change in valuation allowance	(325,740)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	325,740
Less: valuation allowance	(325,740)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2021 and 2020, which is still open for examination.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On August 1, 2022, the Company entered into a Consulting Agreement with Christopher Bullock as a sales representative in India. The term of the agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a ninety-day written notice. Upon execution of the agreement, the Company agreed to issue $10,000 of Series A Convertible Preferred stock to the Consultant. The Consultant will receive a monthly fee of $3,000, to be paid Series A Convertible Preferred stock, and will receive a 2% commission on gross sales for all products sold in India. As of September 30, 2022, the shares have not been issuance and $16,000 has been recorded to Convertible preferred stock payable on the balance sheet.

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

NOTE 20 – SUBSEQUENT EVENTS

Platform Account Contract

On October 1, 2022, the Company entered into a Platform Account Contract with SRAX, Inc, whereby the Company agreed to pay $30,000 for access to the SRAX platform for a period of 12-months from the effective date. The platform access fee is non-cancelable and will be deemed fully earned on the effective date of the Agreement. In addition, the Company agrees to a deliverable purchase fee for marketing advisory services in the amount of $270,000 which is due on the effective date. All fees will be paid in Convertible Preferred Series A stock.

Notes Payable

On October 3, 2022, the Company entered into a Convertible Note in the amount of $110,000. The note is unsecured, bears interest at 12% per annum, and matures on October 3, 2023. In connection with the note, the Company executed a Common Stock Purchase Warrant for 110,000,000 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.001 per share and expire on October 3, 2027.

Subsequent Issuances

On October 6, 2022, a warrant holder exercised the warrants and the Company issued 30,227,710 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On October 10, 2022, a warrant holder exercised the warrants and the Company issued 33,243,346 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On October 21, 2022, a warrant holder exercised the warrants and the Company issued 27,180,426 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On October 31, 2022, a warrant holder exercised the warrants and the Company issued 36,258,492 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On November 4, 2022, the holder of a convertible note converted a total of $1,293 of interest into 25,861,490 shares of our common stock.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition, and liquidity position for the three and nine months ended September 30, 2022. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2021 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenues:

The Company’s revenues were $118,219 for the three months ended September 30, 2022 compared to $575,128 for the three months ended September 30, 2021. The decrease is due to a large job that was completed during the three months ended September 30, 2021

Cost of Sales:

The Company’s cost of materials was $79,455 for the three months ended September 30, 2022, compared to $357,429 for the three months ended September 30, 2021. The decrease is due to fewer and smaller jobs completed in Q3 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2022, and September 30, 2021, were $383,294 and $249,912, respectively. The increase is due to an increase in consulting fees and salaries and wages.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2022 and September 30, 2021 was $642,481 and $(1,486,665), respectively. Other income (expense) consisted of gains on debt forgiveness, gains or losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Profit (Loss):

Net profit (loss) for the three months ended September 30, 2022 was $297,961 compared with $(1,518,878) for the three months ended September 30, 2021. The increased profit can be explained by the gains on debt forgiveness and the change in fair value of derivative liabilities.

Results for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenues:

The Company’s revenues were $1,102,141 for the nine months ended September 30, 2022 compared to $637,143 for the nine months ended September 30, 2021. The increase is due to a project in the amount of $957,344 being completed and delivered to BrewBilt Brewing in the second quarter of 2022.

Cost of Sales:

The Company’s cost of materials was $778,325 for the nine months ended September 30, 2022, compared to $373,544 for the nine months ended September 30, 2021. The increase is due to the BrewBilt Brewing job completed in Q2 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2022, and September 30, 2021, were $1,401,918 and $1,113,985, respectively. The increase is due to and increase in consulting fees, general and administrative expenses and wages.

Other Expense:

Other expense for the nine months ended September 30, 2022 and September 30, 2021 was $3,008,597 and $4,866,417, respectively. Other expense consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase primarily resulted from a decrease in losses on conversion of debt and the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Loss:

Net loss for the nine months ended September 30, 2022 was $4,086,699 compared with $5,716,803 for the nine months ended September 30, 2021. The decreased loss can be explained by the decrease in other expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2022, the Company has a shareholders’ deficit of $14,640,699 since its inception, working capital deficit of $2,473,922, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

	September 30, 2022	December 31, 2021
	$	$
Current Assets	2,206,040	1,318,748
Current Liabilities	4,679,962	4,404,654
Working Capital (Deficit)	(2,473,922)	(3,085,906)

The overall working capital (deficit) decreased from $(3,085,906) at December 31, 2021 to $(2,473,922) at September 30, 2022 due to an increase in accounts receivable and prepaid expenses and a decrease in derivative liabilities.

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

	September 30, 2022	September 30, 2021
	$	$
Cash Flows from (used in) Operating Activities	(537,491)	(632,364)
Cash Flows from (used in) Investing Activities	—	(156,304)
Cash Flows from (used in) Financing Activities	356,263	991,704
Net Increase (decrease) in Cash During Period	(181,228)	203,036

During the nine months ended September 30, 2022, cash from (used in) operating activities was $(537,491) compared to $(632,364) for the nine months ended September 30, 2022. The variance primarily resulted from the change in fair value of derivative liabilities, and an increase in operating assets during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, cash from (used in) investing activities was $0 compared to $(156,304) for the nine months ended September 30, 2021. The variance in cash from (used in) investing activity is due to a decrease in fixed assets purchases and disposals in the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, cash from financing activities was $356,263 compared to $991,704 for the nine months ended September 30, 2021. The decrease in cash from financing activity is due to a decrease in proceeds from convertible debt and an increase in payments made to convertible debt during the nine months ended September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On August 22, 2022, the Company cancelled 60,000 shares of common stock pursuant to a Settlement Agreement.

During the three months ended September 30, 2022, warrant holders exercised the warrants and the Company issued 43,516,026 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended September 30, 2022, 4,760 shares of Series A Convertible Preferred stock was converted to 11,900,000 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $35,700, which was recorded to the statement of operations.

During the three months ended September 30, 2022, the holders of a convertible notes converted $275,638 of principal, $25437 of accrued interest, and $10,500 of conversion fees into 319,588,942 shares of common stock. The common stock was valued at $1,342,016 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $31,456 was recorded to the statement of operations.

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

BrewBilt Manufacturing Inc.

Date: November 14, 2022	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.