Form 10-K
period 2022-12-31
BrewBilt Manufacturing Inc.
filed 2023-04-10
CIK 1641751

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

www.brewbilt.com

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

Yes ☐ No ☒

On June 30, 2022, the last business day of the registrants most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $409,286 based upon the closing price on that date of the Common Stock of the registrant of $2.01. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of March 23, 2023, the Registrant had 15,333,456 shares of common stock issued and outstanding.

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

Jeffrey Lewis is 49 years old. As the founder of BrewBilt Manufacturing, a multiple million-dollar sales and manufacturing company, he has 20 years of experience managing engineering, design, and fabrication teams that custom design and fabricate integrated stainless-steel distillation and brewing systems for the beverage, cannabis and hemp industries.

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

Essential Craft Beer Industry Statistics

As of the writing of this information, 2022 industry numbers have not been released.

California had the largest output for the craft beer industry in 2021, offering $10.7 billion in total impact. Pennsylvania finished in second during the year, with a $6.1 billion impact. They were followed by Texas ($5.9 billion), New York ($5.4 billion), and Florida ($4.2 billion). The overall beer market in the United States has a value of $103.5 billion. Although the craft beer segment has a 12.3% share of the total beer volume in the country, it represents 23.6% of the total dollar sales that were achieved in 2021. The dollar sales of craft beer products in the United States was down 12% in 2020, which was a result of pandemic sales being shifted from taprooms to retail for at-home consumption. However, on-site sales are already rebounding strongly in 2022. Adults in the United States consume an average of 19.8 gallons of beer each year, according to the National Beer Wholesalers Association. About 36% of registered breweries in the United States are listed as a brewpub. That means the products they create for consumers are meant for direct sales that occur on their premises. The average brewery with this classification will produce about 1,000 barrels of beer each year. 95% of the breweries which are operating in the United States today produced less than 15,000 barrels of beer each year. That classifies the operation as a microbrewery if 75% or more of the beer the company produces is sold off-site. About 40% of the sales that occur each year for the craft beer industry happen during the months of June, July, or August. Almost 90% of adults over the age of 21 in the United States live within 10 miles of at least one brewery. Most of these operations qualify as a craft beer producer. There are more than 950 different craft breweries operating in California right now, making it the largest source of products for the industry today.

Industry Overview

Overall U.S. beer volume sales were up 10% in 2021, while craft brewer volume sales showed similar increase of 10%, small and independent brewers’ share of the U.S. beer market by volume was 12.3%.

Recent U.S. Brewery Count

	2015	2016	2017	2018	2019	2020	2021
Craft	4,803	5,713	6,661	7,618	8,391	8,764	9,640
Regional Craft Breweries	178	186	202	230	240	220	240
Microbreweries	2,684	3,319	3,956	4,518	1,821	1,854	2,039
Taprooms	—	—	—	—	3,159	3,471	3,818
Brewpubs	1,941	2,208	2,503	2,870	3,171	3,219	3,540
Large/Non-Craft	44	67	106	104	111	120	132
Total U.S. Breweries	4,847	5,780	6,767	7,722	8,502	8,884	9772

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

ITEM 3. LEGAL PROCEEDINGS

The Company was served a complaint in the County of Nevada, State of California (Case No. CU0000567). BrewBilt Manufacturing Inc. is listed as a named defendant in this matter. The complaint involves the termination of employee Branford Samuels who was employed as a fabricator for BrewBilt Manufacturing Inc. and California Rules of Court rule 3.110(b) states in relevant part that, “[t]he complaint must be served on all named defendants and proofs of service on those defendants must be filed with the court within 60 days of filing of the complaint.” The subject complaint was filed by plaintiff on February 7, 2023. Therefore, at this time it is speculative whether the Company has any threat of material litigation or pending material litigation. Although though the underlying events giving rising to the claim/cause of action occurred prior to the date of December 31, 2022, at this time, it is our current opinion that there are no unasserted possible claims or assessments of such that are probable as it relates to the Company. In other words, with facts known to us at this time, we opine that it is not “probable” (Standard 8(a)) that there are assertable legal claims against the Company that must be disclosed in accordance with Statement of Financial Accounting Standards No. 5 as they do not also likely satisfy Standard 8(b): “The amount of loss can be reasonably estimated.”

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets under the symbol “BBRW.” Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low closing prices for our common stock per quarter as reported by the OTCQB for the period from January 1, 2022 through December 31, 2022, and January 1, 2021 through December 31, 2021, based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

	For the Year Ended December 31
	2022		2021
	High	Low	High	Low
First Quarter	$63.12	$9.02	$1,911.82	$189.38
Second Quarter	27.05	1.59	541.08	189.38
Third Quarter	4.20	0.15	252.50	99.20
Fourth Quarter	0.24	0.03	252.50	44.01

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

As of December 31, 2022, there were 6,791,045 shares of the registrant’s $0.001 par value common stock issued and outstanding, which were held by 73 shareholders of record.

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

Recent Sales of Unregistered Securities

On October 1, 2022, the Company issued 30,000 shares of Series A Convertible Preferred stock to SRAX, Inc, valued at $300,000 in connection with a Platform Account Contract.

During the three months ended December 31, 2022, warrant holders exercised the warrants and the Company issued 675,089 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended December 31, 2022, the holders of a convertible notes converted $72,517 of principal, $20,069 of accrued interest and $1,750 in conversion fees into 3,996,051 shares of common stock. The common stock was valued at $117,959 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $23,621 was recorded to the statement of operations.

Recent issuances of unregistered securities subsequent to our fiscal year ended of December 31, 2022

On January 4, 2023, a warrant holder exercised the warrants and the Company issued 83,333 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On January 3, 2023, the holder of a convertible note converted a total of $5,080 of principal and interest into 338,667 shares of our common stock.

On January 6, 2023, the holder of a convertible note converted a total of $5,080 of principal and interest into 338,667 shares of our common stock.

On January 12, 2023, the holder of a convertible note converted a total of $5,395 of principal and interest into 359,667 shares of our common stock.

On January 12, 2023, the holder of a convertible note converted a total of $5,399 of interest into 359,931 shares of our common stock.

On January 17, 2023, the holder of a convertible note converted a total of $6,190 of principal and interest into 412,667 shares of our common stock.

On January 25, 2023, the holder of a convertible note converted a total of $5,500 of interest into 366,667 shares of our common stock.

On January 26, 2023, the holder of a convertible note converted a total of $7,900 of principal into 431,694 shares of our common stock.

On January 27, 2023, the holder of a convertible note converted a total of $6,495 of principal and interest into 433,000 shares of our common stock.

On January 31, 2022, a warrant holder exercised the warrants and the Company issued 333,333 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On February 1, 2023, the holder of a convertible note converted a total of $7,095 of principal and interest into 473,000 shares of our common stock.

On February 2, 2023, the holder of a convertible note converted a total of $13,000 of principal into 471,014 shares of our common stock.

On February 6, 2023, the holder of a convertible note converted a total of $9,200 of principal into 333,333 shares of our common stock.

On February 17, 2023, the holder of a convertible note converted a total of $10,500 of principal into 573,770 shares of our common stock.

On February 17, 2023, the holder of a convertible note converted a total of $8,625 of principal and interest into 575,000 shares of our common stock.

On February 23, 2023, the holder of a convertible note converted a total of $9,055 of principal and interest into 603,667 shares of our common stock.

On March 1, 2023, the holder of a convertible note converted a total of $9,485 of principal and interest into 632,333 shares of our common stock.

On March 6, 2023, the holder of a convertible note converted a total of $10,410 of principal and interest into 694,000 shares of our common stock.

On March 20, 2023, the holder of a convertible note converted a total of $10,930 of principal and interest into 728,667 shares of our common stock.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future, and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues:

The Company’s revenues were $1,435,844 for the year ended December 31, 2022 compared to $774,388 for the year ended December 31, 2021. Of the total revenues, $1,087,234 was from related party BrewBilt Brewing. The increase is due to the majority of the BrewBilt Brewing job being completed and delivered in the second and third quarter of 2022.

Cost of Sales:

The Company’s cost of materials was $1,038,746 for the year ended December 31, 2022, compared to $419,098 for the year ended December 31, 2021. The overall increase is due to the BrewBilt Brewing job that was completed in 2022. The increase in costs in relation to revenue in 2021 was due to an increase in raw material costs as a result of supply chain issues and the continuing impact of COVID-19. In addition, the company also had a higher number of smaller customer orders with low profit margins. COVID-19 related safety measures also resulted in a reduction of manufacturing productivity during the year ended December 31, 2021.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the year ended December 31, 2022 and December 31, 2021 were $4,075,503 and $7,661,953, respectively. Although the company had a significant increase in G&A expenses in 2022, the decrease in overall expenses was due to a reduction in share-based salaries and wages and consulting fees during the year ended December 31, 2022.

Other Income (Expense):

Other income (expense) for the years ended December 31, 2022 and 2021 was $(3,807,481) and $(4,390,446), respectively. Other income (expense) consisted of gain or loss on derivative valuation, gain or loss on disposal of assets, loss on conversions, debt forgiveness and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The fluctuation of the Company’s stock price impacted the valuation of the derivative liabilities on the convertible debt, which resulted in an increase in 2022. However, the company had a decrease in loss of conversion of debt and an increase in debt settlement and debt extinguishment during the year ended December 31, 2022.

Net Loss:

Net loss for the year ended December 31, 2022 was $7,485,886 compared with $11,697,109 for the year ended December 31, 2021. The decreased loss can be explained by the decrease in share-based salaries and an increase in other income during in the year ended December 31, 2022.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2022, the Company has a shareholders’ deficit of $17,567,037 since its inception, working capital deficit of $4,200,956, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

	December 31, 2022	December 31, 2021
	$	$
Current Assets	1,209,027	1,318,748
Current Liabilities	5,409,983	4,404,654
Working Capital (Deficit)	(4,200,956)	(3,085,906)

The overall working capital (deficit) increased from $(3,085,906) at December 31, 2021 to $(4,200,956) at December 31, 2022 due to an increase in accrued liabilities, notes payable and derivative liabilities.

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

	December 31, 2022	December 31, 2021
	$	$
Cash Flows from (used in) Operating Activities	(385,493)	(1,187,502)
Cash Flows from (used in) Investing Activities	—	(185,289)
Cash Flows from (used in) Financing Activities	278,396	1,519,210
Net Increase (decrease) in Cash During Period	(107,097)	146,419

During the year ended December 31, 2022, cash used in operating activities was $385,493 compared to $1,187,502 for the year ended December 31, 2021. The variance primarily resulted from the change in fair value of derivative liabilities, an increase in operating assets and a decrease in operating liabilities during the year ended December 31, 2022.

During the year ended December 31, 2022, cash used in investing activities was $0 compared to $185,289 for the year ended December 31, 2021. The variance in cash used in investing activity is due to a decrease in fixed assets purchases and disposals in the year ended December 31, 2022.

During the years ended December 31, 2022, cash from financing activities was $278,396 compared to $1,519,210 for the year ended December 31, 2021. The decrease in cash from financing activity is due to a decrease in proceeds from convertible debt, an increase in payments made to convertible debt and long-term debt that was extinguished during the year ended December 31, 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BrewBilt Manufacturing, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2015

Lakewood, CO
April 7, 2023

BREWBILT MANUFACTURING INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$112,086	$219,183
Accounts receivable	100,996	3,495
Accounts receivable - related party	206,387	—
Earnings in excess of billings	590,746	880,494
Inventory	186,149	147,859
Prepaid expenses	12,663	48,217
Other current assets	—	19,500
Total current assets	1,209,027	1,318,748

Property, plant, and equipment, net	197,983	249,208
Intangibles, net	400,000	500,000
Right-of-use asset	158,021	203,991
Security deposit	16,980	16,980
Other assets	85,305	85,305

TOTAL ASSETS	$2,067,316	$2,374,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$678,398	$640,428
Accrued interest	268,936	206,806
Accrued liabilities	306,003	119,090
Billings in excess of revenue	1,266,940	1,104,923
Current operating lease liabilities	49,171	45,970
Convertible notes payable, net of discount	966,538	910,062
Derivative liabilities	1,129,846	882,706
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	411,849	205,815
Related party liabilities	181,477	138,029
Total Current Liabilities	5,409,983	4,404,654

Long term debt	—	152,390
Non-current operating lease liabilities	108,850	158,021

Total Liabilities	5,518,833	4,715,065

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized 1,394,052 shares issued and outstanding at December 31, 2022 1,329,717 shares issued and outstanding at December 31, 2021	13,940,520	13,297,170
Convertible preferred stock payable	175,000	500,000

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at December 31, 2022 1,000 shares issued and outstanding at December 31, 2021	1	1
Common stock, $0.001 par value; 30,000,000,000 authorized 6,791,045 shares issued and outstanding at December 31, 2022 90,106 shares issued and outstanding at December 31, 2021 (1)	6,791	90
Additional paid in capital	8,565,459	2,515,308
Retained earnings	(26,139,288)	(18,653,402)
Total stockholders’ deficit	(17,567,037)	(16,138,003)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,067,316	$2,374,232

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Years ended
	December 31,
	2022	2021
Sales	$348,610	$774,388
Sales - related party	1,087,234	—
Cost of sales	1,038,746	419,098
Gross profit	397,098	355,290

Operating expenses:
Consulting fees	197,000	1,131,031
Depreciation and amortization	51,225	45,420
G&A expenses	2,944,045	645,478
Professional fees	122,806	183,868
Salaries and wages	760,427	5,656,156
Total operating expenses	4,075,503	7,661,953

Loss from operations	(3,678,405)	(7,306,663)

Other income (expense):
Other income	3	25,011
Gain on debt forgiveness	51,756	76,752
Gain on debt settlement	22,029	—
Gain on extinguishment of long term debt	169,177	—
Derivative expenses	(1,495,395)	(151,811)
Loss on conversion of debt	(1,076,473)	(2,200,126)
Loss on conversion of debt of preferred stock	(145,572)	(457,681)
Loss on disposal of assets	—	(16,267)
Interest expense	(1,333,006)	(1,666,324)
Total other expenses	(3,807,481)	(4,390,446)

Net profit (loss) before income taxes	(7,485,886)	(11,697,109)
Income tax expense	—	—
Net profit (loss)	$(7,485,886)	$(11,697,109)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	1,384,802	61,707
Net profit (loss) per common share	$(5.4057)	$(189.5583)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2022 and 2021

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares (1)	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2020	1,120,000	$11,200,000	$—	1,000	$1	39,267	39	(8,413,151)	(6,956,293)	$(15,369,404)
Conversion of convertible notes payable to stock	—	—	—	—	—	14,624	15	3,768,678	—	3,768,693
Conversion of promissory notes to stock	—	—	—	—	—	2,201	2	594,389	—	594,391
Derivative settlements	—	—	—	—	—	—	—	89,987	—	89,987
Preferred stock converted to common stock	(434,780)	(4,347,800)	—	—	—	29,724	29	6,547,896	—	6,547,925
Preferred stock issued for services	630,000	6,300,000	—	—	—	—	—	—	—	—
Preferred stock issued to settle debt	14,497	144,970	—	—	—	—	—	(72,486)	—	(72,486)
Preferred shares to be issued for services	—	—	500,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	4,290	5	(5)	—	—
Net loss	—	—	—	—	—	—	—	—	(11,697,109)	(11,697,109)
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	90,106	$90	$2,515,308	$(18,653,402)	$(16,138,003)

Conversion of convertible notes payable to stock	—	—	—	—	—	5,129,752	5,130	1,890,815	—	1,895,945
Derivative settlements	—	—	—	—	—	—	—	1,638,685	—	1,638,685
Common stock issued per agreement	—	—	—	—	—	13,333	13	39,987	—	40,000
Common stock cancelled	—	—	—	—	—	(200)	—	—	—	—
Preferred stock converted to common stock	(233,665)	(2,336,650)	—	—	—	737,885	738	2,481,484	—	2,482,222
Preferred stock issued for services	37,500	375,000	—	—	—	—	—	—	—	—
Preferred stock issued to settle debt	10,500	105,000	—	—	—	—	—	—	—	—
Preferred stock payable converted to convertible preferred stock	50,000	500,000	(500,000)	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	175,000	—	—	—	—	—	—	—
Preferred stock issued for future advertising expenses	200,000	2,000,000	—	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	820,142	820	(820)	—	—
Rounding due to reverse stock split	—	—	—	—	—	27	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(7,485,886)	(7,485,886)
Balance at December 31, 2022	1,394,052	$13,940,520	$175,000	1,000	$1	6,791,045	$6,791	$8,565,459	$(26,139,288)	$(17,567,037)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,485,886)	$(11,697,109)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	1,004,311	1,439,634
Amortization of capitalized distribution fees	100,000	—
Change in derivative liability	1,495,395	151,811
Preferred stock issued for services	325,000	1,000,000
Preferred stock issued to settle liabilities	—	(72,486)
Preferred stock issued for advertising expenses	2,000,000	—
Preferred stock issued for wages and salaries	—	5,300,000
Gain on debt settlement	(22,029)	—
Gain on debt forgiveness	(51,756)	(76,752)
Depreciation and amortization of fixed assets	51,225	45,420
Loss on debt conversion	1,076,473	2,200,126
Loss on preferred stock conversion	145,572	457,681
Penalties on debt settlement and debt conversion	66,488	—
Share based compensation	265,000	—
Decrease (increase) in operating assets
Accounts receivable	(97,501)	94,206
Accounts receivable - related party	(206,387)	—
Earnings in excess of billings	289,748	(880,005)
Inventory	(38,290)	(103,636)
Prepaid expenses	35,554	(39,665)
Other assets	19,500	(104,805)
Increase (decrease) in operating liabilities
Accounts payable	37,970	(58,484)
Accrued interest	255,190	215,314
Accrued liabilities	186,913	(92,395)
Billings in excess of revenues	162,017	1,033,643
Net cash (used in) provided by operating activities	(385,493)	(1,187,502)

Cash flows from investing activities
Property, plant and equipment, additions	—	(276,035)
Property, plant and equipment, reductions	—	90,746
Net cash (used in) provided by investing activities	—	(185,289)

Cash flows from financing activities:
Long term debt	(169,177)	(128,967)
Payments on convertible debt	(157,632)	—
Proceeds from convertible debt	397,820	1,480,400
Proceeds from promissory notes	170,000	184,000
Related party liabilities	37,385	(16,223)
Net cash (used in) provided for financing activities	278,396	1,519,210

Net increase (decrease) in cash	(107,097)	146,419

Cash, beginning of period	219,183	72,764
Cash, end of period	$112,086	$219,183

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$819,472	$3,768,693
Stock issued for promissory note conversion	$—	$594,391
Derivative settlements	$1,638,685	$89,987
Discount from derivative	$390,430	$1,145,921
Preferred stock converted to common stock	$2,336,650	$4,347,799
Preferred stock payable converted to preferred stock	$500,000	$—
Preferred stock issued to settle liabilities	$105,000	$(72,486)
Cashless warrant exercise	$820	$5

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

BrewBilt Manufacturing Inc., a Florida Corporation, designs and manufactures custom brewing and fermentation equipment for craft brewers dedicated to making specialty craft beer. BrewBilt brewhouses and tanks are fabricated by highly skilled local welders using best-in-class American stainless steel.

BrewBilt’s proprietary systems are designed for talented brewer’s who proudly stand behind every pint of great beer. The company has spent 15 years designing brewhouse systems for hundreds of satisfied companies around the globe. Each brewery systems is customized for the customers needs. Our engineering and design team work closely with each customer in order to assure quality assurance and industry compliance.

BrewBilt hand-crafts high quality brewing systems that are designed around specific brewing needs. Built by talented craftsmen in Northern California using the finest American 304 stainless steel. Every BrewBilt product features superior efficiency with an intuitive ergonomic design. From our powerful 10-bbl Pub system up to a 120-bbl production system, BrewBilt is there every step of the way during the life of your brewery.

Retail dollar sales of craft beer increased 21%, to $26.8 billion, and now account for just under 27% of the $100 billion U.S. beer market (previously $94 billion). The primary reason for the larger dollar sales increase was the shift back in beer volume to bars and restaurants from packaged sales.

The number of operating craft breweries continued to climb in 2021, reaching an all-time high of 9,118, including 1,886 microbreweries, 3,307 brewpubs, 3,702 taproom breweries, and 223 regional craft breweries. The total operating brewery count was 9,247, up from 9,025 in 2020. Throughout the year, there were 646 new brewery openings.

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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of December 31, 2022 and December 31, 2021, the Company has deferred $1,266,940 and $1,104,923, respectively, in revenue, and $590,746 and $880,494 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2022 and December 31, 2021 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. During the year ended December 31, 2021, the Company wrote off $39,434 in obsolete inventory to the statement of operations. As of December 31, 2022 and December 31, 2021, the Company has inventory of $186,149 and $147,859, respectively.

Capitalized distribution fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the years ended December 31, 2022, and 2021, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized distribution fees over the five-year term of the underlying distribution agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended December 31, 2022, and 2021, there were no impairment losses recognized for long-lived assets.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of December 31, 2022 and December 31, 2021, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	December 31, 2022	December 31, 2021
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,129,846	$882,706
Total Financial Liabilities		$1,129,846	$882,706

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of December 31, 2022 and December 31, 2021, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

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

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2022, 2021, and 2020, which is still open for examination.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, Compensation-Stock Compensation and ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. Stock-based compensation expense recognized during the requisite services period is based on the value of share-based payment awards after reduction for estimated forfeitures. Forfeitures are estimated at the time of grant and are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company had stock-based compensation expense recognized in its statements of operations of $2,590,000 and $6,300,000 for the years ended December 31, 2022 and 2021.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving retroactive effect to the reverse stock splits affected on April 28, 2022 and March 23, 2023 (see Note 17). Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the year ending December 31, 2022 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2022, the Company has a shareholders’ deficit of $17,567,037 since its inception, working capital deficit of $4,200,956, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of December 31, 2022 and December 31, 2021, prepaid expenses consisted of the following:

	December 31,	December 31,
	2022	2021
Prepaid insurance expenses	$12,663	$8,217
Prepaid consulting expenses	—	40,000
	$12,663	$48,217

On September 15, 2021, Bennett Buchanan was appointed to serve as a director of BrewBilt Manufacturing, Inc.  In connection with Mr. Buchanan’s appointment, the Company agreed to repurchase 10,000 shares of Series A Convertible Preferred Stock from Mr. Buchanan issued to him under his Consulting Agreement dated January 1, 2021, for an aggregate purchase price of $100,000, payable in five installments of $20,000 each over the six month period following his appointment as a director. During the year ended December 31, 2021, the company recorded payments of $40,000 in connection with this agreement. It recognized $60,000 in consulting fees in 2021 and $40,000 was recognized in the first quarter of 2022.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021
Computer Equipment	$23,876	$23,876
Leasehold Improvements	131,890	131,890
Machinery	352,187	352,187
Software	23,183	23,183
Vehicles	6,717	6,717
	537,853	537,853
Less accumulated amortization	(23,183)	(14,198)
Less accumulated depreciation	(316,687)	(274,447)
	$197,983	$249,208

During the year ended December 31, 2021, the company recorded fixed assets additions of $276,035 and fixed asset proceeds of $90,746. Depreciation and amortization expenses of $51,225 and $45,420 were recorded to the statement of operations for the years ended December 31, 2022 and 2021, respectively.

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

Operating Leases

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our lease has a remaining lease term of 3 years.

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

As of December 31, 2022 and December 31, 2021, ROU assets and lease liabilities related to our operating lease is as follows:

	December 31,	December 31,
	2022	2021
Right-of-use assets	$158,021	$203,991
Current operating lease liabilities	49,171	45,970
Non-current operating lease liabilities	108,850	158,021

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2023	58,334
2024	58,334
2025	58,335
Total	175,003
Less imputed interest	16,982
Total liability	$158,021

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

On January 17, 2022, the company issued 50,000 shares, and $500,000 was reclassified from Convertible Stock Payable to Series A Convertible Preferred Stock. During the year ending December 31, 2022, the company amortized $100,000 of the capitalized distribution fees to the statement of operations.

NOTE 7 – ACCRUED LIABILITIES

As of December 31, 2022 and December 31, 2021, accrued liabilities were comprised of the following:

	December 31,	December 31,
	2022	2021
Accrued liabilities
Accrued wages	$31,294	$31,294
Credit card	7,295	6,045
Payroll taxes	163,384	—
Sales tax payable	99,030	76,751
Warranty	5,000	5,000
Total accrued expenses	$306,003	$119,090

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

Changes in unearned revenue for the periods ended December 31, 2022 and December 31, 2021 were as follows:

	December 31,	December 31,
	2022	2021
Unearned revenue, beginning of the period	$1,104,923	$71,280
Billings in excess of revenue additions	1,565,019	1,722,715
Recognition of revenue	(1,403,002)	(689,072)
Unearned revenue, end of the period	$1,266,940	$1,104,923

As of December 31, 2022 and December 31, 2021, the Company has recorded $590,746 and $880,494, respectively in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2022 and December 31, 2021, notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	December 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2022	2021
1800 Diagonal Lending #1	$53,750	4/29/2022	4/29/2023	10%	Variable	$—	$—
1800 Diagonal Lending #2	54,250	7/26/2022	7/26/2023	10%	Variable	54,250	—
CBP #3	30,000	5/1/2020	5/1/2021	15%	Variable	—	9,576
CBP #4	30,000	7/23/2020	7/23/2021	15%	Variable	—	30,000
Emerging Corp Cap #2	110,000	10/31/2018	10/31/2019	24%	Variable	110,000	110,000
Fourth Man	110,000	10/3/2022	10/3/2023	12%	0.09	110,000	—
GPL Ventures #3	240,000	5/6/2021	5/6/2022	10%	0.001	—	240,000
Mammoth Corp #1	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Mammoth Corp #2	60,000	12/30/2021	12/30/2022	18%	Variable	60,000	60,000
Mammoth Corp #3	26,800	03/21/22	12/21/22	18%	Variable	28,600	—
Mast Hill Fund #1	550,000	10/6/2021	10/6/2022	16%	135	422,387	550,000
Mast Hill Fund #2	65,000	8/8/2022	8/8/2023	12%	0.75	65,000	—
Optempus #1	25,000	7/2/2020	7/2/2021	22%	Variable	—	25,000
Optempus #2	25,000	7/7/2020	7/2/2021	22%	Variable	—	25,000
Optempus #3	15,000	11/24/2020	11/24/2021	22%	Variable	—	15,000
Optempus #4	40,000	12/29/2020	12/29/2021	22%	Variable	—	40,000
Power Up Lending #23	43,750	8/11/2021	8/11/2022	10%	Variable	—	43,750
Power Up Lending #24	48,750	9/14/2021	9/14/2022	10%	Variable	—	48,750
Power Up Lending #25	43,750	10/8/2021	10/8/2022	10%	Variable	—	43,750
Tri-Bridge #3	25,000	1/14/2021	7/14/2021	10%	Variable	—	25,000
Tri-Bridge #4	25,000	2/24/2021	8/24/2021	10%	Variable	—	25,000
Tri-Bridge #5	240,000	5/6/2021	5/6/2022	10%	0.001	207,998	240,000
						$1,091,235	$1,563,826
Debt discount						(97,853)	(527,933)
Financing costs/Original issue discount						(26,844)	(125,831)
Notes payable, net of discount						$966,538	$910,062

During the year ending December 31, 2022, the Company received proceeds from new convertible notes of $397,820. The Company recorded $66,488 in penalties, cash payments of $153,611 and conversions of $687,491 of convertible note principal. The Company settled $105,000 in note payable principal with the issuance of 10,500 Convertible Series A shares, valued at $105,000. Convertible note principal in the amount of $39,576 was forgiven by a note holder, and the Company recorded a gain on forgiveness of debt of $39,576 to the statement of operations. The Company recorded loan fees on new convertible notes of $48,780, which increased the debt discounts recorded on the convertible notes during the year ending December 31, 2022. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 11). The Company also recorded amortization of $968,276 on their convertible note debt discounts and loan fees. As of December 31, 2022, the convertible notes payable are convertible into 25,953,346 shares of the Company’s common stock.

During the year ended December 31, 2022, the Company recorded interest expense of $183,078, payments of $4,021, conversions of $116,230 and conversion fees of $15,750 on its convertible notes payable. The Company recorded a gain of $22,029 for the settlement of notes payable. Convertible note interest in the amount of $12,180 was forgiven by a note holder, and the Company recorded a gain on forgiveness of debt of $12,180 to the statement of operations. As of December 31, 2022, the accrued interest balance was $181,740.

As of December 31, 2022, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – PROMISSORY NOTES PAYABLE

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount of $50,000, of which, $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of December 31, 2022, the company has amortized $11,000 of the financing costs to the statement of operations. As of December 31, 2022, the note has a principal balance of $50,000 and accrued interest of $13,890.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of December 31, 2022, the company has amortized $12,500 of the financing costs to the statement of operations. As of December 31, 2022, the note has a principal balance of $75,000 and accrued interest of $14,556.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of December 31, 2022, the company has amortized $17,500 of the financing costs to the statement of operations. As of December 31, 2022, the note has a principal balance of $100,000 and accrued interest of $16,734.

On June 9, 2022, the Company received funding pursuant to a promissory note in the amount of $200,000, of which, $170,000 was received in cash and $30,000 was recorded as transaction fees. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on June 9, 2023. As of December 31, 2022, the company has amortized $16,849 of the financing costs to the statement of operations. As of December 31, 2022, the note has a principal balance of $200,000 and accrued interest of $20,000.

NOTE 11 – DERIVATIVE LIABILITIES

During the year ended December 31, 2022, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the year ended December 31, 2022:

	Notes	Warrants	Total
Balance, beginning of period	$736,994	$145,712	$882,706
Initial recognition of derivative liability	763,399	1,598,333	2,361,732
Derivative settlements	(1,407,552)	(231,133)	(1,638,685)
Loss (gain) on derivative liability valuation	995,792	(1,471,699)	(475,907)
Balance, end of period	$1,088,633	$41,213	$1,129,846

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2022:

Valuation date
Expected dividends	0%
Expected volatility	167.36% - 315.32%
Expected term	.01 - 1 year
Risk free interest	2.70% - 4.50%

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2022:

Valuation date
Expected dividends	0%
Expected volatility	405.74% - 2,567.42%
Expected term	2.47 – 5 years
Risk free interest	2.91% - 4.25%

NOTE 12 – WARRANTS

The following table summarizes information with respect to the outstanding warrants to purchase common stock of the Company, all of which were exercisable as of December 31, 2022:

Exercise Price	Number Outstanding	Expiration Date
$1,800.00	60	June 18, 2025
$180.00	278	January 5, 2026
$180.00	278	January 5, 2026
$180.00	417	July 15, 2026
$180.00	417	July 15, 2026
$180.00	556	September 14, 2026
$180.00	556	September 14, 2026
$4.50	68,934	April 6, 2027
$0.75	86,667	August 8, 2027
$0.30	366,667	October 3, 2027
	524,827

A summary of warrant activity for the year ended December 31, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	2,698	$303.00	4.43	$—
Granted	531,111	—	—	—
Exercised	-8,969	—	—	—
Forfeited or expired	-13	—	—	—
Outstanding at December 31, 2022	524,827	$1.99	4.66	$—
Exercisable at December 31, 2022	524,827	$1.99	4.66	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.06 on December 31, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and has been renewed each year upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2021, Mr. Berry had an unpaid balance of $118,167. During the year ended December 31, 2022, the Company accrued $50,000 in fees and made $15,000 in payments in connection to his agreement. As of December 31, 2022, the Company owed Mr. Berry $153,167 in fees.

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

Advances

During the year ended December 31, 2022 and 2021, $7,067 and $7,171, respectively, was advanced to the company by Jef Lewis.

BrewBilt Brewing Company

BrewBilt Brewing Company works closely with BrewBilt Manufacturing Inc., which is also located in Grass Valley, California, and led by CEO Jef Lewis. BrewBilt Manufacturing is supplying all necessary equipment to BrewBilt Brewing for its craft beer production.

During the years ending December 31, 2022 and December 31, 2021, Brewbilt Brewing Company made payments of $485,209 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. As of December 31, 2022, the majority of the brewing equipment was completed and delivered to BrewBilt Brewing. The equipment that was delivered and put into use has a sales price of $1,086,246, which was recognized as related party revenue on the statement of operations.

The Company anticipates the remaining equipment will be complete and delivered within three months.

NOTE 14 – LONG TERM DEBT

As of December 31, 2022 and December 31, 2021, long term debt was comprised of the following:

	December 31,	December 31,
	2022	2021
Long term debt
Equipment loan	—	41,134
Line of credit	—	111,256
Total long term debt	$—	$152,390

Equipment Loan and Line of Credit Settlements

In August 2021, the Company returned $96,357 in equipment to the lender to settle debt of $74,480, and a loss on disposal of assets of $16,267 was recorded to the statement of operations.

On May 31, 2022, the Company was a party to a court action for demand of payment on the equipment loan and line of credit. On August 5, 2022, a request for dismissal was filed with the court, and the Company was removed from the judgement. The company recorded a gain on extinguishment of debt of $169,787 to the statement of operations, of which, $152,390 was loan principal balances and $16,787 was in interest.

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

On November 20, 2020, Mr. Lewis converted 778 common shares at a price of $162 per share into 54,000 Series A Convertible Preferred shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

During the year ended December 31, 2020, 734,000 shares of Series A Convertible Preferred stock were converted to 26,852 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

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

On April 13, 2021, the Company issued 10,000 shares of Series A Convertible Preferred stock to key employee Corbin Boyle at $10 per share.

On April 13, 2021, the Company issued 10,000 shares of Series A Convertible Preferred stock to key employee Jesse Prim at $10 per share.

On May 14, 2021, the Company issued 14,497 shares of Series A Convertible Preferred stock at $10 per share to settle liabilities of $144,970.

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

During the year ended December 31, 2021, 434,780 shares of Series A Convertible Preferred stock were converted to 29,724 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,200,126, which was recorded to the statement of operations.

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

On June 9, 2022, Jef Lewis converted 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000 in to 666,667 common shares. The issuance resulted in a gain on conversion of $40,000, which was recorded to the statement of operations.

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

On October 1, 2022, the Company issued 30,000 shares of Series A Convertible Preferred stock to SRAX, Inc, valued at $300,000 in connection with a Platform Account Contract.

During the year ended December 31, 2022, 233,665 shares of Series A Convertible Preferred stock were converted to 737,885 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $185,572, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Series A Convertible Preferred Stock has a fixed value of $10 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,940,520, which represents 1,394,052 Series A Convertible Preferred Stock at $10 per share, issued and outstanding as of December 31, 2022, outside of permanent equity and liabilities.

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

During the year ended December 31, 2022, the company agreed to issue 2,500 Convertible Series A shares at $10 per share to Christopher Bullock, pursuant to a Consulting Agreement.

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

As of December 31, 2022, 1,000 Series B Preferred shares were authorized, of which 1,000 Series B shares were issued and outstanding.

NOTE 17 – COMMON STOCK

On April 22, 2019, the Company approved the authorization of a 1 for 3,000 reverse stock split of the Company’s outstanding shares of common stock. The Company’s financial statements have been retroactively adjusted for this stock split for all periods presented.

During the year ended December 31, 2019, the holder of a convertible note converted $1,148 of accrued interest and $500 in conversion fees into 4 shares of common stock. The common stock was valued at $5,077 based on the market price of the Company’s stock on the date of conversion.

On March 17, 2020, the Company’s former President cancelled 89 shares of common stock issued to settle debt of $25,342 and $25,000 in stock based compensation pursuant to an employee agreement. The cancellation resulted in a liability of unissued shares of $25,000 and an increase in related party liabilities of $25,342. On December 31, 2020, Mr. Rushford agreed to forgive the debt and $50,342 was recorded to additional paid in capital.

On March 25, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 5,000,000,000 to 10,000,000,000 with a par value of $0.001.

On November 20, 2020, Mr. Lewis converted 778 common shares at a price of $162 per share into 54,000 Series A Convertible Preferred shares at a price of $10 per share. The conversion resulted in a loss of $414,000 which was recorded to the statement of operations.

On December 4, 2020, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 10,000,000,000 to 20,000,000,000 with a par value of $0.001.

During the year ended December 31, 2020, 734,000 shares of Series A Convertible Preferred stock were converted to 26,852 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $1,572,272 which was recorded to the statement of operations.

During the year ended December 31, 2020, the holders of a convertible notes converted $1,388,809 of principal, $351,376 of accrued interest and $39,275 in conversion fees into 11,376 shares of common stock. The common stock was valued at $8,141,166 based on the market price of the Company’s stock on the date of conversion.

On June 10, 2021, the Company filed a Certificate of Amendment to increase the number of authorized common shares from 20,000,000,000 to 25,000,000,000 with a par value of $0.001.

During the year ended December 31, 2021, warrant holders exercised the warrants and the Company issued 4,290 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2021, 434,780 shares of Series A Convertible Preferred stock were converted to 29,724 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $2,200,126, which was recorded to the statement of operations.

During the year ended December 31, 2021, the holders of a convertible notes converted $984,042 of principal, $78,686 of accrued interest and $7,750 in conversion fees into 14,624 shares of common stock. The common stock was valued at $3,768,693 based on the market price of the Company’s stock on the date of conversion.

During the year ended December 31, 2021, the holder of a promissory notes converted $108,000 of principal, $12,960 of accrued interest, $15,000 in penalties, and $750 in conversion fees into 2,201 shares of common stock. The common stock was valued at $594,391 based on the market price of the Company’s stock on the date of conversion, and the company recorded a loss on conversion of $457,681 to the statement of operations.

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

On June 9, 2022, the Company issued 13,333 shares of common stock valued at $40,000, to Coventry Enterprises LLC pursuant to a note agreement.

On June 9, 2022, Jef Lewis converted 200,000 shares of Series A Convertible Preferred stock, valued at $2,000,000 in to 666,667 common shares. The issuance resulted in a gain on conversion of $40,000, which was recorded to the statement of operations.

On July 21, 2022 the Company filed a Certificate of Amendment to increase the number of authorized common shares from 5,000,000,000 to 15,000,000,000 with a par value of $0.001.

On August 22, 2022, the Company cancelled 200 shares of common stock pursuant to a Settlement Agreement.

On November 4, 2022 the Company filed a Certificate of Amendment to increase the number of authorized common shares from 15,000,000,000 to 30,000,000,000 with a par value of $0.001.

On December 1, 2022, the Company approved the authorization of a one for three hundred reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on March 23, 2023, and the financial statements have been retroactively adjusted to take this into account for all periods presented.

During the year ended December 31, 2022, warrant holders exercised the warrants and the Company issued 820,142 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the year ended December 31, 2022, 233,665 shares of Series A Convertible Preferred stock were converted to 737,885 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $185,572, which was recorded to the statement of operations.

During the year ended December 31, 2022, the holders of a convertible notes converted $687,491 of principal, $116,229 of accrued interest and $15,750 in conversion fees into 5,129,752 shares of common stock. The common stock was valued at $1,895,945 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $1,076,473 was recorded to the statement of operations.

As of December 31, 2022, 30,000,000,000 were authorized, of which 6,791,045 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at December 31, 2022:

December 31,
2022
Net operating loss	$1,452,044
Statutory rate	21%
Expected tax recovery	304,929
Change in valuation allowance	(304,929)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	304,929
Less: valuation allowance	(304,929)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2022, 2021 and 2020, which is still open for examination.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On August 1, 2022, the Company entered into a Consulting Agreement with Christopher Bullock as a sales representative in India. The term of the agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a ninety-day written notice. Upon execution of the agreement, the Company agreed to issue $10,000 of Series A Convertible Preferred stock to the Consultant. The Consultant will receive a monthly fee of $3,000, to be paid Series A Convertible Preferred stock, and will receive a 2% commission on gross sales for all products sold in India. As of December 31, 2022, the shares have not been issuance and $25,000 has been recorded to Convertible preferred stock payable on the balance sheet.

Operating Lease

On January 1, 2020, the Company entered into a new office lease for space located in the Wolf Creek Industrial Building at 110 Spring Hill Dr. #10 Grass Valley, CA 95945. The lease has a term of 5 years, from January 1, 2020 through December 31, 2025, with a monthly rent of $4,861.

Service Agreements

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

NOTE 20 – SUBSEQUENT EVENTS

Officer and Director Agreements

On January 1, 2023, the Company and Jef Lewis entered into a new Employee Agreement that includes the issuance of 15,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

On January 1, 2023, the Company and Bennett Buchanan entered into a new Employee Agreement that includes the issuance of 15,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock.

On January 1, 2023, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share.

On January 1, 2023, the Company entered into a Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share.

On January 1, 2023, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share.

Notes Payable

On February 27, 2023, the Company received funding pursuant to a convertible note for $20,000, of which $15,000 was received in cash and $5,000 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default) and matures on November 27, 2023.

On February 27, 2023, the Company received funding pursuant to a convertible note for $28,000, of which $20,700 was received in cash and $7,300 was recorded as transaction fees. The note bears interest of 12% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date and matures on February 27, 2024. In connection with the note, the Company executed a Common Stock Purchase Warrant for 466,667 shares. The purchase price of one share of Common Stock under this Warrant shall be equal to the Exercise Price of $0.06 per share and expire on February 27, 2028.

Subsequent Issuances

On December 1, 2022, the Company approved the authorization of a one for three hundred reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on March 23, 2023, and the financial statements have been retroactively adjusted to take this into account for all periods presented.

On January 4, 2023, a warrant holder exercised the warrants and the Company issued 83,333 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On January 3, 2023, the holder of a convertible note converted a total of $5,080 of principal and interest into 338,667 shares of our common stock.

On January 6, 2023, the holder of a convertible note converted a total of $5,080 of principal and interest into 338,667 shares of our common stock.

On January 12, 2023, the holder of a convertible note converted a total of $5,395 of principal and interest into 359,667 shares of our common stock.

On January 12, 2023, the holder of a convertible note converted a total of $5,399 of interest into 359,931 shares of our common stock.

On January 17, 2023, the holder of a convertible note converted a total of $6,190 of principal and interest into 412,667 shares of our common stock.

On January 25, 2023, the holder of a convertible note converted a total of $5,500 of interest into 366,667 shares of our common stock.

On January 26, 2023, the holder of a convertible note converted a total of $7,900 of principal into 431,694 shares of our common stock.

On January 27, 2023, the holder of a convertible note converted a total of $6,495 of principal and interest into 433,000 shares of our common stock.

On January 31, 2022, a warrant holder exercised the warrants and the Company issued 333,333 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

On February 1, 2023, the holder of a convertible note converted a total of $7,095 of principal and interest into 473,000 shares of our common stock.

On February 2, 2023, the holder of a convertible note converted a total of $13,000 of principal into 471,014 shares of our common stock.

On February 6, 2023, the holder of a convertible note converted a total of $9,200 of principal into 333,333 shares of our common stock.

On February 17, 2023, the holder of a convertible note converted a total of $10,500 of principal into 573,770 shares of our common stock.

On February 17, 2023, the holder of a convertible note converted a total of $8,625 of principal and interest into 575,000 shares of our common stock.

On February 23, 2023, the holder of a convertible note converted a total of $9,055 of principal and interest into 603,667 shares of our common stock.

On March 1, 2023, the holder of a convertible note converted a total of $9,485 of principal and interest into 632,333 shares of our common stock.

On March 6, 2023, the holder of a convertible note converted a total of $10,410 of principal and interest into 694,000 shares of our common stock.

On March 20, 2023, the holder of a convertible note converted a total of $10,930 of principal and interest into 728,667 shares of our common stock.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2022:

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

Management’s Remediation Initiatives

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2022, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The following table and text set forth the names and ages of all directors and executive officers as of December 31, 2022:

Name	Age	Position with the Company	Position Held Since
Jeffrey Lewis	49	President, Chief Executive Officer, Secretary, Treasurer and Director	November 22, 2019
Samuel Berry	44	Director	November 22, 2019
Bennett Buchanan	38	Chief Operating Officer and Director	September 15, 2021

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Mr. Jeffrey Lewis

Jeffrey Lewis is 49 years old. As the founder of BrewBilt Manufacturing, LLC, a multiple million-dollar sales and manufacturing company, he has 15+ years of experience managing engineering, design and fabrication teams that custom design and fabricate integrated stainless-steel distillation and brewing systems for the beverage, pharmaceutical, cannabis and hemp industries. Mr. Lewis has been a part of the design team which builds CBD cold-water and alcohol -based extraction systems in the US, and he will continue to drive his products into both the cannabis and brewing markets.

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

Mr. Bennett Buchanan

Bennett Buchanan is 38 years old and the co-founder and brewer for the award-winning Old Bus Tavern brewpub in San Francisco. He has also honed his skills brewing on a production scale for the Fort Point Beer Company. Bennett holds a Bachelor of Science in Civil Engineering and a Masters of Engineering Management from Cornell University.

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

Board of Director’s Role in Risk Oversight

The Board of Directors assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board of Directors dedicates time at each of its meetings to review and consider the relevant risks faced at that time. In addition, since the Company does not have an Audit Committee, the Board of Directors is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended December 31, 2022 and December 31, 2021. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jef Lewis	2022	200,000	—	—	—	—	—	50,000	250,000
President, CEO, Secretary, Treasurer and Director	2021	200,000	—	—	—	—	—	5,000,000	5,200,000
Sam Berry	2022	50,000	—	—	—	—	—	50,000	100,000
Director	2021	50,000	—	—	—	—	—	1,000,000	1,050,000
Bennett Buchanan	2022	36,000	—	—	—	—	—	70,000	106,000
COO and Director	2021	36,000	—	—	—	—	—	180,000	216,000

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

On January 1, 2022, the Company entered into a Directors Agreement with Mr. Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue 5,000 shares of Convertible Preferred Series A stock at a price of $10 per share.

Mr. Samuel Berry, Director

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and is renewable upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2021, Mr. Berry had an unpaid balance of $118,167. During the year ended December 31, 2022, the Company accrued $50,000 in fees and made $15,000 in payments in connection to his agreement. As of December 31, 2022, the Company owed Mr. Berry $153,167 in fees.

On November 1, 2021, the Company agreed to issue 100,000 of Convertible Preferred Series A shares to Mr. Berry for his four years of service as a Director for the company.

On January 1, 2022, the Company entered into a Directors Agreement with Mr. Berry for a term of one year. In exchange for serving in this capacity, the Company will issue 5,000 shares of Convertible Preferred Series A stock at a price of $10 per share.

Mr. Bennett Buchanan, Director

On January 1, 2021, the Company entered into a Consulting Agreement with Bennett Buchanan to assist with marketing, advertising, customer relations, and licensing and compliance regulatory requirements. The term of the Agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a thirty-day written notice. The Company will pay the Consultant a monthly fee of $3,000 and $100,000 in Convertible Preferred Series A stock during the term of the agreement.

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

On January 1, 2022, the Company entered into a Directors Agreement with Mr. Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue 5,000 shares of Convertible Preferred Series A stock at a price of $10 per share.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Officer Compensation

Described above.

Director Compensation

Described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2022 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

		Amount and
		Nature of
Name and Address of Beneficial	Title of	Beneficial	% of Common
Owners of Common Stock	Class	Ownership (1)	Stock (2)
Jef Lewis	Common	666,667	9.8168%
110 Springhill Dr #10	Stock
Grass Valley, CA 95945
Total Officers and Directors		666,667	9.8168%

5% Shareholders	Common
	Stock	0	0.00%

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

2.	The percentage shown is based on denominator of 6,791,045 shares of common stock issued and outstanding for the company as of December 31, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, we did not have any authorized Equity Compensation Plans. Further, we have no plans to create any such plan or plans during the fiscal year ending December 31, 2023.

Changes in Control

We are unaware of any contract or other arrangement that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

BrewBilt Brewing Company

BrewBilt Brewing Company works closely with BrewBilt Manufacturing Inc., which is also located in Grass Valley, California and led by CEO Jef Lewis. BrewBilt Manufacturing is supplying all necessary equipment to BrewBilt Brewing for its craft beer production.

During the years ending December 31, 2022 and December 31, 2021, Brewbilt Brewing Company paid deposits of $485,209 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. As of December 31, 2022, the majority of the brewing equipment was completed and delivered to BrewBilt Brewing. The equipment that was delivered and put into use has a sales price of $1,086,246, which was recognized as related party revenue on the statement of operations. The Company anticipates the remaining equipment will be complete and delivered within three months.

Advances

During the year ended December 31, 2022 and 2021, $7,067 and $7,171, respectively, was advanced to the company by Jef Lewis.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2022, the Company incurred auditing expenses of approximately $50,000, which includes audit and review engagement services. There were not other audit related services or tax fees incurred. There were no other audit related services or tax fees incurred.

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

BrewBilt Manufacturing Inc.

Date: April 7, 2023	By: /s/ Jef Lewis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jef Lewis	Chief Executive Officer and Director	April 7, 2023
Jef Lewis

/s/ Jef Lewis	Chief Financial Officer	April 7, 2023
Jef Lewis