Form 10-Q
period 2023-03-31
BrewBilt Manufacturing Inc.
filed 2023-05-10
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, there were 123,297,673 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on April 10, 2023.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$11,755	$112,086
Accounts receivable	78,220	100,996
Accounts receivable - related party	233,604	206,387
Earnings in excess of billings	494,596	590,746
Inventory	178,613	186,149
Prepaid expenses	9,728	12,663
Total current assets	1,006,516	1,209,027

Property, plant, and equipment, net	189,338	197,983
Intangibles, net	375,000	400,000
Right-of-use asset	146,037	158,021
Security deposit	16,980	16,980
Other assets	85,305	85,305

TOTAL ASSETS	$1,819,176	$2,067,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$746,256	$678,398
Accrued interest	205,645	268,936
Accrued liabilities	346,022	306,003
Billings in excess of revenue	1,153,949	1,266,940
Current operating lease liabilities	50,005	49,171
Convertible notes payable, net of discount	968,061	966,538
Derivative liabilities	1,004,921	1,129,846
Loans payable	33,946	—
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	225,000	411,849
Related party liabilities	225,254	181,477
Total Current Liabilities	5,109,884	5,409,983

Non-current operating lease liabilities	96,032	108,850

Total Liabilities	5,205,916	5,518,833

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized 1,382,852 shares issued and outstanding at March 31, 2023 1,394,052 shares issued and outstanding at December 31, 2022	13,828,520	13,940,520
Convertible preferred stock payable	934,000	175,000

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at March 31, 2023 1,000 shares issued and outstanding at December 31, 2022	1	1
Common stock, $0.001 par value; 30,000,000,000 authorized 100,809,977 shares issued and outstanding at March 31, 2023 6,791,045 shares issued and outstanding at December 31, 2022 (1)	100,810	6,791
Additional paid in capital	10,900,109	8,565,459
Retained earnings	(29,150,180)	(26,139,288)
Total stockholders’ deficit	(18,149,260)	(17,567,037)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,819,176	$2,067,316

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three months ended
	March 31,
	2023	2022
Sales	$319,485	$11,300
Sales - related party	32,856	—
Cost of sales	284,804	5,773
Gross profit	67,537	5,527

Operating expenses:
Consulting fees	21,500	77,500
Depreciation and amortization	8,645	16,325
G&A expenses	126,295	161,760
Professional fees	46,254	24,294
Salaries and wages	953,965	321,902
Total operating expenses	1,156,659	601,781

Loss from operations	(1,089,122)	(596,254)

Other income (expense):
Other income	1	1
Gain on debt forgiveness	216,309	—
Derivative income (expense)	(771,280)	90,828
Loss on conversion of debt	(7,291)	(975,288)
Loss on conversion of debt of preferred stock	(969,200)	(121,557)
Interest expense	(390,309)	(471,819)
Total other expenses	(1,921,770)	(1,477,835)

Net profit (loss) before income taxes	(3,010,892)	(2,074,089)
Income tax expense	—	—
Net profit (loss)	$(3,010,892)	$(2,074,089)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	12,646,500	120,064
Net profit (loss) per common share	$(0.2381)	$(17.2749)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares (1)	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2022	1,394,052	$13,940,520	$175,000	1,000	$1	6,791,045	$6,791	$8,565,459	$(26,139,288)	$(17,567,037)

Conversion of convertible notes payable to stock	—	—	—	—	—	9,602,210	9,602	144,052	—	153,654
Derivative settlements	—	—	—	—	—	—	—	1,193,815	—	1,193,815
Preferred stock converted to common stock	(11,200)	(112,000)	—	—	—	84,000,000	84,000	997,200	—	1,081,200
Preferred shares to be issued to officers and directors pursuant to agreements	—	—	750,000	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	9,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	416,666	417	(417)	—	—
Rounding due to reverse stock split	—	—	—	—	—	56	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,010,892)	(3,010,892)
Balance at March 31, 2023	1,382,852	$13,828,520	$934,000	1,000	$1	100,809,977	$100,810	$10,900,109	$(29,150,180)	$(18,149,260)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares (1)	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	90,106	$90	$2,515,308	$(18,653,402)	$(16,138,003)
Conversion of convertible notes payable to stock	—	—	—	—	—	42,052	42	1,341,974	—	1,342,016
Derivative settlements	—	—	—	—	—	—	—	521,712	—	521,712
Preferred stock converted to common stock	(23,720)	(237,200)	—	—	—	10,100	10	358,747	—	358,757
Preferred stock issued for services	7,500	75,000	—	—	—	—	—	—	—	—
Preferred stock payable converted to convertible preferred stock	50,000	500,000	(500,000)	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	150,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,074,089)	(2,074,089)
Balance at March 31, 2022	1,363,497	$13,634,970	$150,000	1,000	$1	142,258	$142	$4,737,741	$(20,727,491)	$(15,989,607)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,010,892)	$(2,074,089)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	285,077	349,059
Amortization of capitalized distribution fees	25,000	25,000
Change in derivative liability	771,280	(90,828)
Preferred stock issued for services	—	25,000
Gain on debt forgiveness	(216,309)	—
Depreciation and amortization of fixed assets	8,645	16,325
Loss on debt conversion	7,291	975,288
Loss on preferred stock conversion	969,200	121,557
Penalties on notes payable	40,000	66,488
Share based compensation	759,000	200,000
Decrease (increase) in operating assets
Accounts receivable	22,776	(23,278)
Accounts receivable - related party	(27,217)	—
Earnings in excess of billings	96,150	(173,202)
Inventory	7,536	(15,049)
Prepaid expenses	2,935	39,412
Increase (decrease) in operating liabilities
Accounts payable	67,858	(72,027)
Accrued interest	64,538	54,463
Accrued liabilities	40,019	(3,840)
Billings in excess of revenues	(112,991)	413,664
Net cash (used in) provided by operating activities	(200,104)	(166,057)

Cash flows from investing activities
Property, plant and equipment, additions	—	—
Property, plant and equipment, reductions	—	—
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Long term debt	—	1,809
Payments on convertible debt	(13,650)	(157,632)
Proceeds from convertible debt	35,700	158,000
Payments on loans payable	(10,054)	—
Proceeds from loans payable	44,000	—
Related party liabilities	43,777	17,937
Net cash (used in) provided for financing activities	99,773	20,114

Net increase (decrease) in cash	(100,331)	(145,943)

Cash, beginning of period	112,086	219,183
Cash, end of period	$11,755	$73,240

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$146,363	$366,728
Derivative settlements	$1,193,815	$521,712
Discount from derivative	$297,610	$66,001
Preferred stock converted to common stock	$112,000	$237,200
Cashless warrant exercise	$417	$—

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of March 31, 2023 and December 31, 2022, the Company has deferred $1,153,949 and $1,266,940, respectively, in revenue, and $494,596 and $590,746 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2023 and December 31, 2022 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. As of March 31, 2023 and December 31, 2022, the Company has inventory of $178,613 and $186,149, respectively.

Capitalized distribution fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the three months ended March 31, 2023, and year ended December 31, 2022, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized distribution fees over the five-year term of the underlying distribution agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ended March 31, 2023 and the year ended December 31, 2022, there were no impairment losses recognized for long-lived assets.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of March 31, 2023 and December 31, 2022, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	March 31, 2023	December 31, 2022
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,004,921	$1,129,846
Total Financial Liabilities		$1,004,921	$1,129,846

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of March 31, 2023 and December 31, 2022, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

During the three months ended March 31, 2023 and 2022, the Company had stock-based compensation expense recognized in its statements of operations of $759,000 and $200,000, respectively.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the three months ending March 31, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2023, the Company has a shareholders’ deficit of $18,149,260 since its inception, working capital deficit of $4,103,368, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of March 31, 2023 and December 31, 2022, prepaid expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Prepaid insurance expenses	$4,728	$12,663
Prepaid legal fees	5,000	—
	$9,728	$12,663

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Computer Equipment	$23,876	$23,876
Leasehold Improvements	131,890	131,890
Machinery	352,187	352,187
Software	23,183	23,183
Vehicles	6,717	6,717
	537,853	537,853
Less accumulated amortization	(23,183)	(23,183)
Less accumulated depreciation	(325,332)	(316,687)
	$189,338	$197,983

During the three months ended March 31, 2023, the company recorded fixed assets additions of $0 and fixed asset proceeds of $0. Depreciation and amortization expenses of $8,645 and $16,325 were recorded to the statement of operations for the three months ended March 31, 2023 and 2022, respectively.

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

Operating Leases

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our lease has a remaining lease term of 2.75 years.

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

As of March 31, 2023 and December 31, 2022, ROU assets and lease liabilities related to our operating lease is as follows:

	March 31,	December 31,
	2023	2022
Right-of-use assets	$146,037	$158,021
Current operating lease liabilities	50,005	49,171
Non-current operating lease liabilities	96,032	108,850

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2023	43,751
2024	58,334
2025	58,334
Total	160,419
Less imputed interest	14,382
Total liability	$146,037

NOTE 6 – INTANGIBLES

On August 20, 2021, the company entered into an Exclusive Distribution Agreement with South Pacific Traders Oy. Pursuant to the agreement, the company issued 50,000 Series A Convertible Preferred stock at $10 per share. South Pacific Traders will market BrewBilt Manufacturing equipment to the European Community and United Kingdom. Management determined that the 50,000 Series A Convertible Preferred to be issued as consideration for the exclusive distribution agreement is a finite-lived intangible asset and will be amortized over the five year term of the agreement.

On January 17, 2022, the company issued 50,000 shares, and $500,000 was reclassified from Convertible Stock Payable to Series A Convertible Preferred Stock. During the three months ending March 31, 2023 and 2022, the company amortized $25,000 and $25,000, respectively, of the capitalized distribution fees to the statement of operations.

NOTE 7 – ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022, accrued liabilities were comprised of the following:

	March 31,	December 31,
	2023	2022
Accrued liabilities
Accrued wages	$31,294	$31,294
Credit card	7,330	7,295
Payroll taxes	203,368	163,384
Sales tax payable	99,030	99,030
Warranty	5,000	5,000
Total accrued expenses	$346,022	$306,003

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

Changes in unearned revenue for the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Unearned revenue, beginning of the period	$1,266,940	$1,104,923
Billings in excess of revenue additions	239,350	1,565,019
Recognition of revenue	(352,341)	(1,403,002)
Unearned revenue, end of the period	$1,153,949	$1,266,940

As of March 31, 2023 and December 31, 2022, the Company has recorded $494,596 and $590,746, respectively, in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, convertible notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2023	2022
1800 Diagonal Lending	54,250	7/26/2022	7/26/2023	10%	Variable	$—	$54,250
Coventry Enterprises	200,000	6/9/2022	6/9/2023	10%	Variable	240,000	—
Emerging Corp Capital	110,000	10/31/2018	10/31/2019	24%	Variable	—	110,000
Fourth Man	110,000	10/3/2022	10/3/2023	12%	0.09	110,000	110,000
Mammoth Corp	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Mammoth Corp	60,000	12/30/2021	12/30/2022	18%	Variable	60,000	60,000
Mammoth Corp	26,800	03/21/22	12/21/22	18%	Variable	28,600	28,600
Mammoth Corp	20,000	2/27/2023	11/27/2023	0%	Variable	20,000	—
Mast Hill Fund	550,000	10/6/2021	10/6/2022	16%	135	393,160	422,387
Mast Hill Fund	65,000	8/8/2022	8/8/2023	12%	0.75	15,383	65,000
Pacific Pier Capital	28,000	2/27/2023	2/27/2024	12%	0.015	28,000	—
Tri-Bridge Ventures	240,000	5/6/2021	5/6/2022	10%	0.001	202,599	207,998
						$1,130,742	$1,091,235
Debt discount						(135,778)	(97,853)
Financing costs/Original issue discount						(26,903)	(26,844)
Convertible notes payable, net of discount						$968,061	$966,538

During the three months ending March 31, 2023, the Company received proceeds from new convertible notes of $35,700 and reclassified a promissory note in the amount of $200,000 to convertible notes payable due to the default terms. The default on the promissory note resulted in a default penalty of $40,000, which was recorded to the statement of operations. The Company recorded cash payments of $13,650 and conversions of $124,843 of convertible note principal. Convertible note principal in the amount of $110,000 was forgiven by a note holder, and the Company recorded a gain on forgiveness of debt of $110,000 to the statement of operations. The Company recorded loan fees on new convertible notes of $12,300, which increased the debt discounts recorded on the convertible notes during the three months ending March 31, 2023. Some of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 11). The Company also recorded amortization of $271,926 on their convertible note debt discounts and loan fees. As of March 31, 2023, the convertible notes payable are convertible into 96,309,110 shares of the Company’s common stock.

During the three months ended March 31, 2023, the Company recorded interest expense of $54,898, conversions of $21,520 and conversion fees of $5,250 on its convertible notes payable. The Company transferred $20,000 in accrued interest from a promissory note that was reclassified as a convertible promissory note due to default. Convertible note interest in the amount of $106,309 was forgiven by note holders, and the Company recorded a gain on forgiveness of debt of $106,309 to the statement of operations. As of March 31, 2023, the accrued interest balance was $128,809.

As of March 31, 2023, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – PROMISSORY NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, promissory notes payable were comprised of the following:

	Original	Original	Due	Interest	March 31,	December 31,
	Note Amount	Note Date	Date	Rate	2023	2022
Auctus Fund, LLC	$50,000	1/5/2021	1/5/2022	12%	$50,000	$50,000
Auctus Fund, LLC	75,000	7/15/2021	7/15/2022	12%	75,000	75,000
Auctus Fund, LLC	100,000	9/14/2021	9/14/2022	12%	100,000	100,000
Coventry Enterprises, LLC	200,000	6/9/2022	6/9/2023	10%	—	200,000
					$225,000	$425,000
Financing costs/Original issue discount					—	(13,151)
Promissory notes payable, net of discount					$225,000	$411,849

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount of $50,000, of which, $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of December 31, 2022, the company has amortized $11,000 of the financing costs to the statement of operations. As of March 31, 2023, the note has a principal balance of $50,000 and accrued interest of $15,863.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of December 31, 2022, the company has amortized $12,500 of the financing costs to the statement of operations. As of March 31, 2023, the note has a principal balance of $75,000 and accrued interest of $17,515.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of December 31, 2022, the company has amortized $17,500 of the financing costs to the statement of operations. As of March 31, 2023, the note has a principal balance of $100,000 and accrued interest of $20,619.

On June 9, 2022, the Company received funding pursuant to a promissory note in the amount of $200,000, of which $170,000 was received in cash and $30,000 was recorded as transaction fees. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on June 9, 2023. As of March 31, 2023, the company has amortized $30,000 of the financing costs to the statement of operations. On January 24, 2023, the Company defaulted on the note, and pursuant to the terms, the note became convertible, and the company reclassed $200,000 in principal and $20,000 in accrued interest to convertible notes payable.

NOTE 11 – DERIVATIVE LIABILITIES

During the three months ended March 31, 2023, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended March 31, 2023:

	Notes	Warrants	Total
Balance, beginning of period	$1,088,633	$41,213	$1,129,846
Initial recognition of derivative liability	1,986,023	28,046	2,014,069
Derivative settlements	(1,168,774)	(25,041)	(1,193,815)
Loss (gain) on derivative liability valuation	(915,141)	(30,038)	(945,179)
Balance, end of period	$990,741	$14,180	$1,004,921

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2023:

Valuation date
Expected dividends	0%
Expected volatility	231.04% - 406.94%
Expected term	.01 - 1 year
Risk free interest	4.17% - 5.15%

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2023:

Valuation date
Expected dividends	0%
Expected volatility	539.57% - 2,556.65%
Expected term	2.47 – 5 years
Risk free interest	3.71% - 4.17%

NOTE 12 – WARRANTS

A summary of warrant activity for the three months ended March 31, 2023 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2022	524,841	$1.99	4.66	$—
Granted	466,667	—
Exercised	-50,452	—
Forfeited or expired	0	—
Outstanding at March 31, 2023	941,055	$0.8906	4.68	$—
Exercisable at March 31, 2023	941,055	$0.8906	4.68	$—

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0143 on March 31, 2023.

NOTE 13 – RELATED PARTY TRANSACTIONS

Officer and Director Agreements

On January 1, 2023, the Company and Jef Lewis entered into a new Employee Agreement that includes the issuance of 15,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock. Pursuant to this the agreement, the Company will issue $150,000 in Convertible Preferred Series A stock. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet.

On January 1, 2023, the Company and Bennett Buchanan entered into a new Employee Agreement that includes the issuance of 15,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock. Pursuant to this the agreement, the Company will issue $150,000 in Convertible Preferred Series A stock. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet.

On January 1, 2023, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet.

On January 1, 2023, the Company entered into a Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet.

On January 1, 2023, the Company entered into a Directors Agreement with Bennett Buchanan for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet.

Consulting Agreements

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and has been renewed each year upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2022, Mr. Berry had an unpaid balance of $153,167. During the three months ended March 31, 2023, the Company accrued $12,500 in fees in connection to his agreement. As of March 31, 2023, the Company owed Mr. Berry $165,667 in fees.

Advances

During the three months ended March 31, 2023 and the year ended December 31, 2022, $0 and $14,237, respectively, was advanced to the company by Jef Lewis.

BrewBilt Brewing Company

BrewBilt Brewing Company works closely with BrewBilt Manufacturing Inc., which is also located in Grass Valley, California, and led by CEO Jef Lewis. BrewBilt Manufacturing is supplying all necessary equipment to BrewBilt Brewing for its craft beer production.

During the years ending December 31, 2022 and December 31, 2021, Brewbilt Brewing Company made payments of $485,209 and $450,000, respectively, to BrewBilt Manufacturing for fabrication of a brewery system. As of December 31, 2022, the majority of the brewing equipment was completed and delivered to BrewBilt Brewing. The equipment that was delivered and put into use has a sales price of $1,086,246, which was recognized as related party sales on the statement of operations on the 10-K financial statements.

During the three months ended March 31, 2023, the company delivered equipment in the amount of $32,856 to BrewBilt Brewing which has been recognized as related party sales on the statement of operations.

The Company anticipates the remaining equipment will be complete and delivered within three to six months.

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

On March 30, 2023, Jef Lewis converted 8,000 shares of Series A Convertible Preferred stock valued at $80,000, in to 80,000,000 common shares. The issuance resulted in a loss on conversion of $944,000 based on the market price of the stock on that date, which was recorded to the statement of operations.

During the three months ended March 31, 2023, 3,200 shares of Series A Convertible Preferred stock were converted to 4,000,000 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $25,200 based on the market price of the stock on the date of issuance, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Series A Convertible Preferred Stock has a fixed value of $10 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,828,520, which represents 1,382,852 Series A Convertible Preferred Stock at $10 per share, issued and outstanding as of March 31, 2023, outside of permanent equity and liabilities.

Preferred Stock Payable

On January 1, 2023, the company agreed to issue 15,000 Convertible Series A shares at $10 per share to Jef Lewis and Bennett Buchanan, pursuant to Employee Agreements.

On January 1, 2023, the company agreed to issue 15,000 Convertible Series A shares at $10 per share to Jef Lewis, Sam Berry, and Bennett Buchanan, pursuant to Directors Agreements.

During the three months ended March 31, 2023, the company agreed to issue 900 Convertible Series A shares at $10 per share to Christopher Bullock, pursuant to a Consulting Agreement.

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

As of March 31, 2023, 1,000 Series B Preferred shares were authorized, of which 1,000 Series B shares were issued and outstanding.

NOTE 16 – COMMON STOCK

On December 1, 2022, the Company approved the authorization of a one for three hundred reverse stock split of the Company’s outstanding shares of common stock. The reverse split was effective on March 23, 2023, and the financial statements have been retroactively adjusted to take this into account for all periods presented.

On March 30, 2023, Jef Lewis converted 8,000 shares of Series A Convertible Preferred stock valued at $80,000, in to 80,000,000 common shares. The issuance resulted in a loss on conversion of $944,000 based on the market price of the stock on that date, which was recorded to the statement of operations.

During the three months ended March 31, 2023, 3,200 shares of Series A Convertible Preferred stock were converted to 4,000,000 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $25,200 based on the market price of the stock on the date of issuance, which was recorded to the statement of operations.

During the three months ended March 31, 2023, warrant holders exercised the warrants and the Company issued 416,666 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended March 31, 2023, the holders of a convertible notes converted $124,843 of principal, $21,520 of accrued interest and $5,250 in conversion fees into 9,602,210 shares of common stock. The common stock was valued at $153,654 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $7,291 was recorded to the statement of operations.

As of March 31, 2023, 30,000,000,000 were authorized, of which 100,809,977 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at March 31, 2023:

March 31,
2023
Net operating loss	$1,847,396
Statutory rate	21%
Expected tax recovery	387,953
Change in valuation allowance	(387,953)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	387,953
Less: valuation allowance	(387,953)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2022, 2021 and 2020, which is still open for examination.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On August 1, 2022, the Company entered into a Consulting Agreement with Christopher Bullock as a sales representative in India. The term of the agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a ninety-day written notice. Upon execution of the agreement, the Company agreed to issue $10,000 of Series A Convertible Preferred stock to the Consultant. The Consultant will receive a monthly fee of $3,000, to be paid Series A Convertible Preferred stock, and will receive a 2% commission on gross sales for all products sold in India. As of March 31, 2023, the shares have not been issuance and $34,000 has been recorded to Convertible preferred stock payable on the balance sheet.

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

NOTE 19 – SUBSEQUENT EVENTS

Notes Payable

On April 3, 2023, the Company received funding pursuant to a convertible note for $24,000, of which $19,970 was received in cash and $4,030 was recorded as transaction fees. The note bears interest at 0% (18% per annum upon an event of default) and matures on December 3, 2023.

On April 5, 2023, the Company received funding pursuant to a convertible note for $35,650, of which $25,020 was received in cash and $10,630 was recorded as transaction fees. The note bears interest of 15% per annum (increases to 16% upon an event of default), which is guaranteed and earned in full as of the issue date and matures on April 5, 2024. In connection with the note, the Company executed two Common Stock Purchase Warrants for 1,782,500 shares each. The purchase price of one share of Common Stock under these Warrants shall be equal to the Exercise Price of $0.02 per share and expire on April 5, 2028.

Subsequent Issuances

On April 3, 2023, 6,200 shares of Series A Convertible Preferred stock was converted to 5,000,000 common shares in accordance with the conversion terms.

On April 4, 2023, the holder of a convertible note converted a total of $33,944 of principal and interest into 4,750,000 shares of our common stock.

On April 10, 2023, the holder of a convertible note converted a total of $41,950 of principal and interest into 2,796,666 shares of our common stock.

On April 10, 2023, the holder of a convertible note converted a total of $58,500 of principal and interest into 3,900,000 shares of our common stock.

On April 10, 2023, the holder of a convertible note converted a total of $15,479 of principal and interest into 1,031,943 shares of our common stock.

On April 20, 2023, 4,150 shares of Series A Convertible Preferred stock was converted to 5,000,000 common shares in accordance with the conversion terms.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition, and liquidity position for the three months ended March 31, 2023. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2022 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statement.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues:

The Company’s revenues were $352,341 for the three months ended March 31, 2023 compared to $11,300 for the three months ended March 31, 2022. During the three months ended March 31, 2023, the company completed and delivered 5 jobs with an average sale of $70,468 compared to 5 jobs with an average sale of $2,260 during the three months ended March 31, 2022. The sales in Q1 2022 were primarily pass-through equipment, such as flow meters, whereas in Q1 2023, the jobs included fabrication of equipment with longer production times. Of the total revenue in Q1 2023, $32,856 was from related party BrewBilt Brewing.

Cost of Sales:

The Company’s cost of materials was $284,804 for the three months ended March 31, 2023, compared to $5,773 for the three months ended March 31, 2022. The increase is due to an increase in large jobs being completed and delivered in Q1 2023.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended March 31, 2023, and March 31, 2022, were $1,156,659 and $321,902, respectively. The increase is due to an increase in salaries and wages, specifically related to stock-based compensation pursuant to officer and director agreement.

Other Income (Expense):

Other income (expense) for the three months ended March 31, 2023 and March 31, 2022 was $(1,921,770) and $(1,477,835), respectively. Other income (expense) consisted of gains on debt forgiveness, gains or losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase in other income primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt and an increase in loss on conversion of debt.

Net Loss:

Net loss for the three months ended March 31, 2023 was $3,010,892 compared with $2,074,089 for the three months ended March 31, 2022. The increased loss can be explained by the increase in salaries and an increase in derivative expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2023, the Company has a shareholders’ deficit of $18,149,260 since its inception, working capital deficit of $4,103,368, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

	March 31, 2023	December 31, 2022
	$	$
Current Assets	1,006,516	1,209,027
Current Liabilities	5,109,884	5,409,983
Working Capital (Deficit)	(4,103,368)	(4,200,956)

The overall working capital (deficit) decreased from $(4,200,956) at December 31, 2022 to $(4,103,368) at March 31, 2023 due to a decrease in deferred revenue and a decrease in derivative liabilities.

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

	March 31, 2023	March 31, 2022
	$	$
Cash Flows from (used in) Operating Activities	(200,104)	(166,057)
Cash Flows from (used in) Investing Activities	—	—
Cash Flows from (used in) Financing Activities	99,773	20,114
Net Increase (decrease) in Cash During Period	(100,331)	(145,943)

During the three months ended March 31 2023, cash used in operating activities was $200,104 compared to $166,057 for the three months ended March 31, 2022. The variance primarily resulted from the change in fair value of derivative liabilities, and a decrease in operating assets during the three months ended March 31, 2023.

During the three months ended March 31, 2023, cash from (used in) investing activities was $0 compared to $0 for the three months ended March 31, 2022.

During the three months ended March 31, 2023, cash from financing activities was $99,773 compared to $20,114 for the three months ended March 31, 2022. The increase in cash from financing activity is due to an increase in proceeds from convertible debt and a decrease in payments made to notes payable during the three months ended March 31, 2023.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer, and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer, and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow, and we will work to retain additional qualified individuals to ensure a proper segregation of duties. We have engaged an outside consultant to assist in adopting new measures to improve our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to secure additional board members, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was served a complaint in the County of Nevada, State of California (Case No. CU0000567). BrewBilt Manufacturing Inc. is listed as a named defendant in this matter. The complaint involves the termination of employee Branford Samuels who was employed as a fabricator for BrewBilt Manufacturing Inc. and California Rules of Court rule 3.110(b) states in relevant part that, “[t]he complaint must be served on all named defendants and proofs of service on those defendants must be filed with the court within 60 days of filing of the complaint.”  The subject complaint was filed by plaintiff on February 7, 2023. Therefore, at this time it is speculative whether the Company has any threat of material litigation or pending material litigation. Although though the underlying events giving rising to the claim/cause of action occurred prior to the date of December 31, 2022, at this time, it is our current opinion that there are no unasserted possible claims or assessments of such that are probable as it relates to the Company.  In other words, with facts known to us at this time, we opine that it is not “probable” (Standard 8(a)) that there are assertable legal claims against the Company that must be disclosed in accordance with Statement of Financial Accounting Standards No. 5 as they do not also likely satisfy Standard 8(b): “The amount of loss can be reasonably estimated. We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.”

ITEM 1A.    RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Quarterly Issuances

On March 30, 2023, Jef Lewis converted 8,000 shares of Series A Convertible Preferred stock valued at $80,000, in to 80,000,000 common shares. The issuance resulted in a loss on conversion of $944,000 based on the market price of the stock on that date, which was recorded to the statement of operations.

During the three months ended March 31, 2023, 3,200 shares of Series A Convertible Preferred stock were converted to 4,000,000 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $25,200 based on the market price of the stock on the date of issuance, which was recorded to the statement of operations.

During the three months ended March 31, 2023, warrant holders exercised the warrants and the Company issued 416,667 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the three months ended March 31, 2023, the holders of a convertible notes converted $124,843 of principal, $21,520 of accrued interest and $5,250 in conversion fees into 9,602,210 shares of common stock. The common stock was valued at $153,654 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $7,291 was recorded to the statement of operations.

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

BrewBilt Manufacturing Inc.

Date: May 10, 2023	By: /s/ Jef Lewis

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.