Form 10-Q
period 2023-09-30
BrewBilt Manufacturing Inc.
filed 2023-11-14
CIK 1641751

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, there were 1,584,750,449 shares of the registrant’s $0.0001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on April 10, 2023.

REPORTED IN UNITED STATES DOLLARS

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$25,420	$112,086
Accounts receivable	40,276	100,996
Accounts receivable - related party	176,300	206,387
Earnings in excess of billings	461,189	590,746
Inventory	178,104	186,149
Prepaid expenses	13,876	12,663
Total current assets	895,165	1,209,027

Property, plant, and equipment, net	171,818	197,983
Intangibles, net	325,000	400,000
Right-of-use asset	121,455	158,021
Security deposit	16,980	16,980
Other assets	85,305	85,305

TOTAL ASSETS	$1,615,723	$2,067,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$666,594	$678,398
Accrued interest	209,576	268,936
Accrued liabilities	366,536	306,003
Billings in excess of revenue	1,126,099	1,266,940
Current operating lease liabilities	51,716	49,171
Convertible notes payable, net of discount	756,254	966,538
Derivative liabilities	1,373,155	1,129,846
Loans payable	63,877	—
Liability for unissued shares	150,825	150,825
Promissory notes payable, net of discount	225,000	411,849
Related party liabilities	430,046	181,477
Total Current Liabilities	5,419,678	5,409,983

Non-current operating lease liabilities	69,739	108,850

Total Liabilities	5,489,417	5,518,833

Series A convertible preferred stock: $0.001 par value; 30,000,000 shares authorized 1,373,728 shares issued and outstanding at September 30, 2023 1,394,052 shares issued and outstanding at December 31, 2022	13,737,280	13,940,520
Convertible preferred stock payable	934,000	175,000

Commitments and contingencies	—	—

Stockholders’ Deficit:
Preferred stock, Series B: $0.001 par value; 1,000 shares authorized 1,000 shares issued and outstanding at September 30, 2023 1,000 shares issued and outstanding at December 31, 2022	1	1
Common stock, $0.0001 par value; 30,000,000,000 authorized 1,166,839,338 shares issued and outstanding at September 30, 2023 6,791,045 shares issued and outstanding at December 31, 2022 (1)	116,684	679
Additional paid in capital	11,215,358	8,571,571
Retained earnings	(29,877,017)	(26,139,288)
Total stockholders’ deficit	(18,544,974)	(17,567,037)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,615,723	$2,067,316

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split and change in par value that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales	$173,614	$19,917	$847,308	$45,507
Sales - related party	—	98,302	32,856	1,056,634
Cost of sales	126,693	79,455	638,815	778,325
Gross profit	46,921	38,764	241,349	323,816

Operating expenses:
Consulting fees	51,973	28,500	89,773	175,500
Depreciation and amortization	8,799	11,028	26,165	40,900
G&A expenses	80,932	153,724	296,224	518,409
Professional fees	29,679	26,249	118,536	56,925
Salaries and wages	58,688	163,793	1,161,710	610,184
Total operating expenses	230,071	383,294	1,692,408	1,401,918

Loss from operations	(183,150)	(344,530)	(1,451,059)	(1,078,102)

Other income (expense):
Other income	—	1	1	3
Gain on debt settlement	—	—	—	22,029
Gain on debt forgiveness	—	51,756	216,309	51,756
Derivative income (expense)	(1,317,086)	1,035,866	(1,656,348)	(767,059)
Loss on conversion of debt	(5,100)	(31,456)	(49,971)	(1,052,852)
Loss (gain) on conversion of debt of preferred stock	(52,067)	(35,702)	(134,612)	(145,572)
Interest expense	(96,960)	(377,984)	(662,049)	(1,116,902)
Total other expenses	(1,471,213)	642,481	(2,286,670)	(3,008,597)

Net profit (loss) before income taxes	(1,654,363)	297,951	(3,737,729)	(4,086,699)
Income tax expense	—	—	—	—
Net profit (loss)	$(1,654,363)	$297,951	$(3,737,729)	$(4,086,699)

Per share information
Weighted number of common shares outstanding, basic and diluted (1)	423,049,962	1,128,745	261,610,615	527,929
Net profit (loss) per common share	$(0.0039)	$0.2640	$(0.0143)	$(7.7410)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares (1)	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2022	1,394,052	$13,940,520	$175,000	1,000	$1	6,791,045	$679	$8,571,571	$(26,139,288)	$(17,567,037)

Conversion of convertible notes payable to stock	—	—	—	—	—	9,602,210	960	152,694	—	153,654
Derivative settlements	—	—	—	—	—	—	—	1,193,815	—	1,193,815
Preferred stock converted to common stock	(11,200)	(112,000)	—	—	—	84,000,000	8,400	1,072,800	—	1,081,200
Preferred shares to be issued to officers and directors pursuant to agreements	—	—	750,000
Preferred shares to be issued for services	—	—	9,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	416,666	42	(42)	—	—
Rounding due to reverse stock split	—	—	—	—	—	56	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(3,010,892)	(3,010,892)
Balance at March 31, 2023	1,382,852	$13,828,520	$934,000	1,000	$1	100,809,977	$10,081	$10,990,838	$(29,150,180)	$(18,149,260)

Conversion of convertible notes payable to stock	—	—	—	—	—	234,303,609	23,430	347,513	—	370,943
Derivative settlements	—	—	—	—	—	—	—	288,060	—	288,060
Common stock converted to preferred stock	8,000	80,000	—	—	—	(80,000,000)	(8,000)	(1,016,000)	—	(1,024,000)
Preferred stock converted to common stock	(14,613)	(146,130)	—	—	—	54,100,000	5,410	198,065	—	203,475
Rounding due to reverse stock split	—	—	—	—	—	9,087	1	(1)	—	—
Net profit	—	—	—	—	—	—	—	—	927,526	927,526
Balance at June 30, 2023	1,376,239	$13,762,390	$934,000	1,000	$1	309,222,673	$30,922	$10,808,475	$(28,222,654)	$(17,383,256)

Conversion of convertible notes payable to stock	—	—	—	—	—	488,250,000	48,825	92,880	—	141,705
Derivative settlements	—	—	—	—	—	—	—	273,763	—	273,763
Preferred stock converted to common stock	(2,511)	(25,110)	—	—	—	369,366,665	36,937	40,240	—	77,177
Net profit	—	—	—	—	—	—	—	—	(1,654,363)	(1,654,363)
Balance at September 30, 2023	1,373,728	$13,737,280	$934,000	1,000	$1	1,166,839,338	$116,684	$11,215,358	$(29,877,017)	$(18,544,974)

	Convertible Preferred Stock			Preferred Stock				Additional	Retained	Total
	Series A		Shares	Series B		Common Stock		Paid-In	Earnings	Shareholders’
	Shares	Amount	Payable	Shares	Amount	Shares (1)	Amount	Capital	(Deficit)	Equity (Deficit)
Balance at December 31, 2021	1,329,717	$13,297,170	$500,000	1,000	$1	90,106	$9	$2,515,389	$(18,653,402)	$(16,138,003)
Conversion of convertible notes payable to stock	—	—	—	—	—	42,052	4	1,342,012	—	1,342,016
Derivative settlements	—	—	—	—	—	—	—	521,712	—	521,712
Preferred stock converted to common stock	(23,720)	(237,200)	—	—	—	10,100	1	358,756	—	358,757
Preferred stock issued for services	7,500	75,000	—	—	—	—	—	—	—	—
Preferred stock payable converted to convertible preferred stock	50,000	500,000	(500,000)	—	—	—	—	—	—	—
Preferred shares to be issued for services	—	—	150,000	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,074,089)	(2,074,089)
Balance at March 31, 2022	1,363,497	$13,634,970	$150,000	1,000	$1	142,258	$14	$4,737,869	$(20,727,491)	$(15,989,607)

Conversion of convertible notes payable to stock	—	—	—	—	—	26,353	3	92,936	—	92,939
Derivative settlements	—	—	—	—	—	—	—	215,935	—	215,935
Preferred stock converted to common stock	(205,185)	(2,051,850)	—	—	—	688,118	69	2,040,096	—	2,040,165
Common stock issued per agreement	—	—	—	—	—	13,333	1	39,999	—	40,000
Preferred stock issued to settle debt	10,500	105,000	—	—	—	—	—	—	—	—
Preferred stock issued for future advertising expenses	200,000	2,000,000	—	—	—	—	—	—	—	—
Rounding due to reverse stock split	—	—	—	—	—	27	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(2,310,561)	(2,310,561)
Balance at June 30, 2022	1,368,812	$13,688,120	$150,000	1,000	$1	870,089	$87	$7,126,835	$(23,038,052)	$(15,911,129)

Conversion of convertible notes payable to stock	—	—	—	—	—	1,065,296	107	342,924	—	343,031
Derivative settlements	—	—	—	—	—	—	—	546,148	—	546,148
Preferred stock converted to common stock	(4,760)	(47,600)	—	—	—	39,667	4	83,296	—	83,300
Common stock cancelled	—	—	—	—	—	(200)	—	—	—	—
Preferred shares to be issued for services	—	—	16,000	—	—	—	—	—	—	—
Cashless warrant exercise	—	—	—	—	—	145,053	14	(14)	—	—
Net loss	—	—	—	—	—	—	—	—	297,951	297,951
Balance at September 30, 2022	1,364,052	$13,640,520	$166,000	1,000	$1	2,119,905	$212	$8,099,189	$(22,740,101)	$(14,640,699)

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split and change in par value that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,737,729)	$(4,086,699)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of convertible debt discount	464,144	864,933
Amortization of capitalized distribution fees	75,000	75,000
Change in derivative liability	1,656,348	767,059
Preferred stock issued for services	—	25,000
Preferred stock issued for advertising expenses	—	2,000,000
Gain on debt forgiveness	(216,309)	(51,756)
Gain on debt settlement	—	(22,029)
Depreciation and amortization of fixed assets	26,165	40,900
Loss on debt conversion	49,971	1,052,852
Loss on preferred stock conversion	134,612	145,572
Penalties on notes payable	44,848	66,488
Share based compensation	759,000	256,000
Decrease (increase) in operating assets
Accounts receivable	60,720	(28,229)
Accounts receivable - related party	30,087	(243,923)
Earnings in excess of billings	129,557	180,641
Inventory	8,045	(38,977)
Prepaid expenses	(1,213)	(957,532)
Other assets	—	(980,500)
Increase (decrease) in operating liabilities
Accounts payable	(11,804)	(22,977)
Accrued interest	147,562	174,032
Accrued liabilities	60,533	116,139
Billings in excess of revenues	(140,841)	130,515
Net cash used in operating activities	(461,304)	(537,491)

Cash flows from investing activities
Property, plant and equipment, additions	0	0
Property, plant and equipment, reductions	0	0
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Long term debt	—	(8,190)
Payments on convertible debt	(13,650)	(157,632)
Proceeds from convertible debt	80,690	309,320
Payments on loans payable	(33,848)	—
Proceeds from loans payable	92,877	170,000
Related party liabilities	248,569	42,765
Net cash provided for financing activities	374,638	356,263

Net decrease in cash	(86,666)	(181,228)

Cash, beginning of period	112,086	219,183
Cash, end of period	$25,420	$37,955

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Schedule of non-cash investing & financing activities
Stock issued for note payable conversion	$616,331	$725,134
Derivative settlements	$1,755,638	$1,283,795
Discount from derivative	$342,600	$250,348
Preferred stock converted to common stock	$203,240	$2,336,650
Preferred stock issued to settle liabilities	$—	$105,000
Preferred stock issued for advertising expenses	$—	$2,000,000
Cashless warrant exercise	$42	$14

(1)	Common share amounts and per share amounts in the financial statements reflect the one-for-three hundred reverse stock split and change in par value that was made effective on March 23, 2023.

The accompanying notes are an integral part of these financial statements

BREWBILT MANUFACTURING INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Revenue Recognition and Related Allowances

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied; generally, this occurs with the transfer of control of its products. Revenue is measured as the amount of consideration expected to be received in exchange for transferring products. If the conditions for revenue recognition are not met, the Company defers the revenue and related cost of sales until all conditions are met. As of September 30, 2023 and December 31, 2022, the Company has deferred $1,126,099 and $1,266,940, respectively, in revenue, and $461,189 and $590,746 in cost of sales, respectively, related to customer orders in progress. These amounts are recorded as billings in excess of revenues and earnings in excess of billings in the accompanying balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2023 and December 31, 2022 is $0.

Inventories

Inventories consist of raw materials, work in process and finished goods. Raw materials, which principally consist of raw stainless steel, raw stainless tubing, motors, pumps, and fittings, are stated at the lower of cost, determined on the first-in, first-out basis, or net realizable value. As of September 30, 2023 and December 31, 2022, the Company has inventory of $178,104 and $186,149, respectively.

Capitalized distribution fees

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. If the review indicates the impairment, an impairment loss would be recorded for the difference of the value recorded and the new value. For the nine months ended September 30, 2023, and year ended December 31, 2022, there were no impairment losses recognized for intangible assets. The Company amortizes the capitalized distribution fees over the five-year term of the underlying distribution agreement.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the nine months ended September 30, 2023 and the year ended December 31, 2022, there were no impairment losses recognized for long-lived assets.

Warranty

The Company is a manufacturer of products which are shipped to our customers directly from the Company. For products that are made from raw materials, the Company offers a 6-year limited warranty. The parts provided by outside vendors as finished goods that are added to a system produced by the Company as components, have a manufacturers’ warranty that is passed on to the end user of the complete system. To date, BrewBilt has spent less than $5,000 over the past 5 years for repairs (under warranty) on products they have built, with most of the costs going to cover travel and lodging expenses. As of September 30, 2023 and December 31, 2022, the Company has recorded a liability of $5,000 and $5,000, respectively, for warranties, which is included in accrued liabilities in the accompanying balance sheet.

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

Financial assets and liabilities measured at fair value on a recurring basis:

	Input	September 30, 2023	December 31, 2022
	Level	Fair Value	Fair Value
Derivative Liability	3	$1,373,155	$1,129,846
Total Financial Liabilities		$1,373,155	$1,129,846

In management’s opinion, the fair value of convertible notes payable and advances payable is approximate to carrying value as the interest rates and other features of these instruments approximate those obtainable for similar instruments in the current market. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments. As of September 30, 2023 and December 31, 2022, the balances reported for cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, approximate the fair value because of their short maturities.

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

During the nine months ended September 30, 2023 and 2022, the Company had stock-based compensation expense recognized in its statements of operations of $759,000 and $256,000, respectively.

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

Recent Accounting Pronouncements

Although there were new accounting pronouncements issued or proposed by the FASB during the nine months ending September 30, 2023 and through the date of filing of this report, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company has a shareholders’ deficit of $18,544,974 since its inception, working capital deficit of $4,524,513, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

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

As of September 30, 2023 and December 31, 2022, prepaid expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Prepaid insurance expenses	$4,131	$12,663
Prepaid legal fees	9,745	—
	$13,876	$12,663

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Computer Equipment	$23,876	$23,876
Leasehold Improvements	131,890	131,890
Machinery	352,187	352,187
Software	23,183	23,183
Vehicles	6,717	6,717
	537,853	537,853
Less accumulated amortization	(23,183)	(23,183)
Less accumulated depreciation	(342,852)	(316,687)
	$171,818	$197,983

During the nine months ended September 30, 2023, the company recorded fixed assets additions of $0 and fixed asset proceeds of $0. Depreciation and amortization expenses of $26,165 and $40,900 were recorded to the statement of operations for the nine months ended September 30, 2023 and 2022, respectively.

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

Operating Leases

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred, if any. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Our lease has a remaining lease term of 2.25 years.

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

As of September 30, 2023 and December 31, 2022, ROU assets and lease liabilities related to our operating lease is as follows:

	September 30,	December 31,
	2023	2022
Right-of-use assets	$121,455	$158,021
Current operating lease liabilities	51,716	49,171
Non-current operating lease liabilities	69,739	108,850

The following is a schedule, by years, of future minimum lease payments required under the operating lease:

Years Ending
December 31,	Operating Lease
2023	14,584
2024	58,334
2025	58,334
Total	131,252
Less imputed interest	9,797
Total liability	$121,455

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

On January 17, 2022, the company issued 50,000 shares, and $500,000 was reclassified from Convertible Stock Payable to Series A Convertible Preferred Stock. During the nine months ending September 30, 2023 and 2022, the company amortized $75,000 and $75,000, respectively, of the capitalized distribution fees to the statement of operations.

NOTE 7 – ACCRUED LIABILITIES

As of September 30, 2023 and December 31, 2022, accrued liabilities were comprised of the following:

	September 30,	December 31,
	2023	2022
Accrued liabilities
Accrued wages	$31,294	$31,294
Credit card	8,595	7,295
Payroll taxes	214,896	163,384
Sales tax payable	106,751	99,030
Warranty	5,000	5,000
Total accrued expenses	$366,536	$306,003

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

Changes in unearned revenue for the nine months ended September 30, 2023 and the year ended December 31, 2022 were as follows:

	September 30,	December 31,
	2023	2022
Unearned revenue, beginning of the period	$1,266,940	$1,104,923
Billings in excess of revenue additions	738,786	1,565,019
Recognition of revenue	(879,627)	(1,403,002)
Unearned revenue, end of the period	$1,126,099	$1,266,940

As of September 30, 2023 and December 31, 2022, the Company has recorded $461,189 and $590,746, respectively, in earnings in excess of billings for the cost of sales related to customer orders in progress.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, convertible notes payable were comprised of the following:

	Original	Original	Due	Interest	Conversion	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	Rate	2023	2022
1800 Diagonal Lending	54,250	7/26/2022	7/26/2023	10%	Variable	$—	$54,250
Coventry Enterprises	200,000	6/9/2022	6/9/2023	18%	Variable	220,825	—
Emerging Corp Capital	110,000	10/31/2018	10/31/2019	24%	Variable	—	110,000
Fourth Man	110,000	10/3/2022	10/3/2023	12%	Variable	77,335	110,000
Mammoth Corp	33,000	11/19/2020	8/19/2021	18%	Variable	33,000	33,000
Mammoth Corp	60,000	12/30/2021	12/30/2022	18%	Variable	60,000	60,000
Mammoth Corp	26,800	03/21/22	12/21/22	18%	Variable	28,600	28,600
Mammoth Corp	20,000	2/27/2023	11/27/2023	0%	Variable	20,000	—
Mammoth Corp	24,000	4/3/2023	1/3/2024	0%	Variable	24,000	—
Mast Hill Fund	550,000	10/6/2021	10/6/2022	16%	Variable	69,508	422,387
Mast Hill Fund	65,000	8/8/2022	8/8/2023	16%	Variable	—	65,000
Pacific Pier Capital	28,000	2/27/2023	2/27/2024	12%	Variable	28,000	—
Pacific Pier Capital	35,650	4/5/2023	4/5/2024	15%	Variable	35,650	—
Tri-Bridge Ventures	240,000	5/6/2021	5/6/2022	10%	Variable	202,599	207,998
						$799,517	$1,091,235
Debt discount						(32,172)	(97,853)
Financing costs/Original issue discount						(11,091)	(26,844)
Convertible notes payable, net of discount						$756,254	$966,538

During the nine months ending September 30, 2023, the Company received proceeds from new convertible notes of $80,690 and reclassified a promissory note in the amount of $200,000 to convertible notes payable due to the default terms. The default on the promissory note resulted in a default penalty of $40,000, which was recorded to the statement of operations. The Company recorded cash payments of $13,650 and conversions of $515,717 of convertible note principal. Convertible note principal in the amount of $110,000 was forgiven by a note holder, and the Company recorded a gain on forgiveness of debt of $110,000 to the statement of operations. The Company recorded loan fees on new convertible notes of $26,960, which increased the debt discounts recorded on the convertible notes during the nine months ending September 30, 2023. All of the Company’s convertible notes have a conversion rate that is variable, and therefore, the Company has accounted for their conversion features as derivative instruments (see Note 11). The Company also recorded amortization of $450,993 on their convertible note debt discounts and loan fees. As of September 30, 2023, the convertible notes payable are convertible into 10,888,428,703 shares of the Company’s common stock.

During the nine months ended September 30, 2023, the Company recorded interest expense of $118,321, conversions of $100,614 and conversion fees of $26,640 on its convertible notes payable. The Company transferred $20,000 in accrued interest from a promissory note that was reclassified as a convertible promissory note due to default. Convertible note interest in the amount of $106,309 was forgiven by note holders, and the Company recorded a gain on forgiveness of debt of $106,309 to the statement of operations. As of September 30, 2023, the accrued interest balance on notes payable was $113,139.

As of September 30, 2023, we have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities.

NOTE 10 – PROMISSORY NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, promissory notes payable were comprised of the following:

	Original	Original	Due	Interest	September 30,	December 31,
	Note Amount	Note Date	Date	Rate	2023	2022
Auctus Fund, LLC	$50,000	1/5/2021	1/5/2022	16%	$50,000	$50,000
Auctus Fund, LLC	75,000	7/15/2021	7/15/2022	16%	75,000	75,000
Auctus Fund, LLC	100,000	9/14/2021	9/14/2022	16%	100,000	100,000
Coventry Enterprises, LLC	200,000	6/9/2022	6/9/2023	10%	—	200,000
					$225,000	$425,000
Financing costs/Original issue discount					—	(13,151)
Promissory notes payable, net of discount					$225,000	$411,849

On January 5, 2021, the Company received funding pursuant to a promissory note in the amount of $50,000, of which, $39,000 was received in cash and $11,000 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on January 5, 2022. As of December 31, 2022, the company has amortized $11,000 of the financing costs to the statement of operations. As of September 30, 2023, the note has a principal balance of $50,000 and accrued interest of $19,874.

On July 15, 2021, the Company received funding pursuant to a promissory note in the amount of $75,000, of which $62,500 was received in cash and $12,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on July 15, 2022. As of December 31, 2022, the company has amortized $12,500 of the financing costs to the statement of operations. As of September 30, 2023, the note has a principal balance of $75,000 and accrued interest of $23,532.

On September 14, 2021, the Company received funding pursuant to a promissory note in the amount of $100,000, of which, $82,500 was received in cash and $17,500 was recorded as transaction fees. The note bears interest of 12% (increases to 16% per annum upon an event of default) and matures on September 14, 2022. As of December 31, 2022, the company has amortized $17,500 of the financing costs to the statement of operations. As of September 30, 2023, the note has a principal balance of $100,000 and accrued interest of $28,701.

On June 9, 2022, the Company received funding pursuant to a promissory note in the amount of $200,000, of which $170,000 was received in cash and $30,000 was recorded as transaction fees. The note bears interest of 10% (increases to 18% per annum upon an event of default), which is guaranteed and earned in full as of the issue date. The note matures on June 9, 2023. As of September 30, 2023, the company has amortized $30,000 of the financing costs to the statement of operations. On January 24, 2023, the Company defaulted on the note, and pursuant to the terms, the note became convertible, and the company reclassed $200,000 in principal and $20,000 in accrued interest to convertible notes payable.

NOTE 11 – DERIVATIVE LIABILITIES

During the nine months ended September 30, 2023, the Company valued the embedded conversion feature of the convertible notes and warrants. The Company uses the Black-Scholes option pricing model to estimate fair value for those instruments convertible into common shares at inception, at conversion or extinguishment date, and at each reporting date.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended September 30, 2023:

	Notes	Warrants	Total
Balance, beginning of period	$1,088,633	$41,213	$1,129,846
Initial recognition of derivative liability	2,386,118	116,101	2,502,219
Derivative settlements	(1,730,597)	(25,041)	(1,755,638)
Loss (gain) on derivative liability valuation	(371,901)	(131,371)	(503,272)
Balance, end of period	$1,372,253	$902	$1,373,155

Convertible Notes

The fair value at the commitment date for the convertible notes and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2023:

Valuation date
Expected dividends	0%
Expected volatility	318.57% - 358.52%
Expected term	.01 - .52 years
Risk free interest	5.28% - 5.60%

Warrants

We account for common stock purchase warrants as derivative liabilities and debt issuance costs on the balance sheet at fair value, and changes in fair value during the periods presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the warrant.

The fair value at the commitment date for the warrants and the revaluation dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2023:

Valuation date
Expected dividends	0%
Expected volatility	579.66% - 1529.05%
Expected term	1.72 – 4.52 years
Risk free interest	4.70% - 5.03%

NOTE 12 – WARRANTS

A summary of warrant activity for the nine months ended September 30, 2023 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2022 (*)	524,827	$1.990	4.66	$—
Granted	4,031,667	—	—	—
Exercised	(50,452)	—	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2023	4,506,042	$0.183	4.45	$—
Exercisable at September 30, 2023	4,506,042	$0.183	4.45	$—

(*)	The opening shares and exercise price were adjusted to reflect a reverse split at a ratio of 1-for-300 on March 23, 2022

The aggregate intrinsic value in the preceding tables represents the total pre-tax intrinsic value, based on options with an exercise price that is higher than the Company’s market stock price of $0.0002 on September 30, 2023.

NOTE 13 – RELATED PARTY TRANSACTIONS

Officer and Director Agreements

Jef Lewis

On January 1, 2023, the Company and Jef Lewis entered into a new Employee Agreement that includes the issuance of 15,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock. Pursuant to this the agreement, the Company will issue $150,000 in Convertible Preferred Series A stock. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet. As of September 30, 2023, Mr. Lewis has an accrued wage and interest balance of $84,865 and $1,665, respectively.

On January 1, 2023, the Company entered into a Directors Agreement with Jef Lewis for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet.

Bennett Buchanan

On January 1, 2023, the Company and Bennett Buchanan entered into a new Employee Agreement that includes the issuance of 15,000 Preferred Series A shares, and an annual salary of $250,000. Unpaid wages will accrue interest at 6% per annum and may be converted to Preferred Series A stock of the company at equal value and under the conversion guidelines of the Certificate of designation for Preferred Series A stock. Pursuant to this the agreement, the Company will issue $150,000 in Convertible Preferred Series A stock. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet. As of September 30, 2023, Mr. Buchanan has an accrued wage and interest balance of $115,588 and $3,693, respectively.

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

On June 15, 2023, Mr. Buchanan submitted his resignation as a director and officer of the company.

Sam Berry

On January 1, 2023, the Company entered into a Directors Agreement with Sam Berry for a term of one year. In exchange for serving in this capacity, the Company will issue 15,000 shares of Convertible Preferred Series A stock at a price of $10 per share. As of the date of the report the shares have not been issued and are reported as Convertible preferred stock payable on the balance sheet.

On June 19, 2019, the Company entered into a Consulting Agreement with Mr. Samuel Berry.  The agreement is for a term of one year and has been renewed each year upon mutual consent. Mr. Berry will receive an annual salary of $50,000, payable in quarterly installments at $12,500 per quarter. As of December 31, 2022, Mr. Berry had an unpaid balance of $153,167. During the nine months ended September 30, 2023, the Company accrued $37,500 in fees in connection to his agreement. As of September 30, 2023, the Company owed Mr. Berry $190,667 in fees.

Advances

During the nine months ended September 30, 2023 and the year ended December 31, 2022, $33,568 and $14,237, respectively, was advanced to the company by Jef Lewis.

BrewBilt Brewing Company

BrewBilt Brewing Company works closely with BrewBilt Manufacturing Inc., which is also located in Grass Valley, California. The company’s CEO Jef Lewis is currently a director of BrewBilt Brewing. BrewBilt Manufacturing is supplying all necessary equipment to BrewBilt Brewing for its craft beer production.

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

During the nine months ended September 30, 2023, the company delivered equipment in the amount of $32,856 to BrewBilt Brewing which has been recognized as related party sales on the statement of operations.

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

During the nine months ended September 30, 2023, 20,324 shares of Series A Convertible Preferred stock were converted to 427,466,665 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $134,612 based on the market price of the stock on the date of issuance, which was recorded to the statement of operations.

The Series A Convertible Preferred Stock has been classified outside of permanent equity and liabilities since it embodies a conditional obligation that the Company may settle by issuing a variable number of equity shares and the monetary value of the obligation is based on a fixed monetary amount known at inception. Each share of the Series A Convertible Preferred Stock has a fixed value of $10 per share, has no voting rights, and is convertible into common stock at closing market price on the date of conversion. The Company has recorded $13,737,280, which represents 1,373,728 Series A Convertible Preferred Stock at $10 per share, issued and outstanding as of September 30, 2023, outside of permanent equity and liabilities.

Preferred Stock Payable

On January 1, 2023, the company agreed to issue 15,000 Convertible Series A shares at $10 per share to Jef Lewis and Bennett Buchanan, pursuant to Employee Agreements.

On January 1, 2023, the company agreed to issue 15,000 Convertible Series A shares at $10 per share to Jef Lewis, Sam Berry, and Bennett Buchanan, pursuant to Directors Agreements.

During the nine months ended September 30, 2023, the company agreed to issue 900 Convertible Series A shares at $10 per share to Christopher Bullock, pursuant to a Consulting Agreement.

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

As of September 30, 2023, 1,000 Series B Preferred shares were authorized, of which 1,000 Series B shares were issued and outstanding.

NOTE 16 – COMMON STOCK

On December 1, 2022, the Company approved the authorization of a one for three hundred reverse stock split of the Company’s outstanding shares of common stock with a par value of $.0001. The reverse split was effective on March 23, 2023, and the financial statements have been retroactively adjusted to take this into account for all periods presented.

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

During the nine months ended September 30, 2023, 20,324 shares of Series A Convertible Preferred stock were converted to 427,466,665 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $134,612 based on the market price of the stock on the date of issuance, which was recorded to the statement of operations.

During the nine months ended September 30, 2023, warrant holders exercised the warrants and the Company issued 416,666 shares of common stock through a cashless exercise of the warrants in accordance with the conversion terms.

During the nine months ended September 30, 2023, the holders of a convertible notes converted $515,717 of principal, $100,614 of accrued interest and $26,640 in conversion fees into 732,155,819 shares of common stock. The common stock was valued at $524,597 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $49,971 was recorded to the statement of operations.

As of September 30, 2023, 30,000,000,000 were authorized, of which 1,166,839,338 shares are issued and outstanding.

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

The deferred tax asset and the valuation allowance consist of the following at September 30, 2023:

September 30,
2023
Net operating loss	$2,302,006
Statutory rate	21%
Expected tax recovery	483,421
Change in valuation allowance	(483,421)
Income tax provision	$—

Components of deferred tax asset:
Non-capital tax loss carry-forwards	483,421
Less: valuation allowance	(483,421)
Net deferred tax asset	$—

As of the date of this filing, the Company is not current in filing their tax returns. The last return filed by the Company was December 31, 2019, and the Company has not accrued any potential penalties or interest from that period forward. The Company will need to file returns for the year ending December 31, 2022, 2021 and 2020, which is still open for examination.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Consulting Agreement

On August 1, 2022, the Company entered into a Consulting Agreement with Christopher Bullock as a sales representative in India. The term of the agreement is for two years and may be terminated or extended upon mutual agreement of both parties pursuant with a ninety-day written notice. Upon execution of the agreement, the Company agreed to issue $10,000 of Series A Convertible Preferred stock to the Consultant. The Consultant will receive a monthly fee of $3,000, to be paid Series A Convertible Preferred stock, and will receive a 2% commission on gross sales for all products sold in India. As of September 30, 2023, the shares have not been issued and $34,000 has been recorded to Convertible preferred stock payable on the balance sheet. As of March 31, 2023, the Company has terminated this agreement.

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

NOTE 19 – SUBSEQUENT EVENTS

Purchase Agreements

On October 18, 2023, Maguire and Associates LLC purchased all convertible notes from Mammoth Corporation.  On that date, the Mammoth notes had a principal and interest balance of $212,243. Maguire purchased the convertible notes for 35,000 shares of Series A Convertible Preferred stock.

On November 1, 2023, Maguire and Associates LLC purchased the convertible note from Tri-Bridge Ventures, LLC, which had a principal and interest balance of $256,275.  Maguire purchased the convertible note for 35,000 shares of Series A Convertible Preferred stock.

Subsequent Issuances

On October 4, 2023, the holder of a convertible note converted a total of $5,590 of principal and interest into 55,900,000 shares of our common stock.

On October 5, 2023, 336 shares of Series A Convertible Preferred stock was converted to 56,000,000 common shares in accordance with the conversion terms.

On October 11, 2023, the holder of a convertible note converted a total of $5,840 of principal and interest into 58,400,000 shares of our common stock.

On October 12, 2023, the holder of a convertible note converted a total of $3,500 of principal and transaction fees into 35,000,000 shares of our common stock.

On October 16, 2023, the holder of a convertible note converted a total of $6,175 of interest into 68,611,111 shares of our common stock.

On October 16, 2023, the holder of a convertible note converted a total of $6,860 of principal and interest into 68,600,000 shares of our common stock.

On October 18, 2023, 35,000 shares of Series A Convertible Preferred stock was issued to settle debt.

On October 24, 2023, the holder of a convertible note converted a total of $7,540 of principal and interest into 75,400,000 shares of our common stock.

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition, and liquidity position for the three and nine months ended September 30, 2023. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2022 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues:

The Company’s revenues were $173,614 for the three months ended September 30, 2023 compared to $118,219 for the three months ended September 30, 2022. During the nine months ending September 30, 2023 and 2022, sales of $0 and $98,302, respectively, were from a related party, BrewBilt Brewing. During the three months ended September 30, 2023, the company completed and delivered 7 jobs. One was a large job in the amount of $126,780, while the remaining 6 jobs averaged $7,772 per sale.

Cost of Sales:

The Company’s cost of sales was $126,693 for the three months ended September 30, 2023, compared to $79,455 for the three months ended September 30, 2022. There was a slight increase in the material costs in Q3 2023 compared to Q3 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the three months ended September 30, 2023 and September 30, 2022 were $230,071 and $383,294, respectively. The decrease is due to a decrease in and general and administrative expenses and salaries and wages.

Other Income (Expense):

Other income (expense) for the three months ended September 30, 2023 and September 30, 2022 was $(1,471,213) and $642,481, respectively. Other income (expense) consisted of gains on debt forgiveness, gains on debt settlement, gains or losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The increase in other expense primarily resulted from the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Net Profit (Loss):

Net profit (loss) for the three months ended September 30, 2023 was $(1,654,363) compared with $297,951 for the three months ended September 30, 2022. The decrease in profit is primarily due to the fluctuation of the Company’s stock price which impacted the valuation of the derivative liabilities on the convertible debt.

Results for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues:

The Company’s revenues were $880,164 for the nine months ended September 30, 2023 compared to $1,102,141 for the nine months ended September 30, 2022. During the nine months ending September 30, 2023 and 2022, sales of $32,856 and $1,056,634, respectively, were from a related party, BrewBilt Brewing. The increase in non-related party revenue is due to 4 large jobs that were completed that represented $775,677 in revenue. The sales for the nine months ended September 30, 2022 were primarily pass-through equipment, such as flow meters, whereas in 2023, the jobs included fabrication of equipment with longer production times. The decrease in related party revenue is due to a project being completed and delivered to BrewBilt Brewing in the second and third quarter of 2022.

Cost of Sales:

The Company’s cost of sales was $638,815 for the nine months ended September 30, 2023, compared to $778,325 for the nine months ended September 30, 2022.

Operating Expenses:

Operating expenses consisted primarily of consulting fees, professional fees, salaries and wages, office expenses and fees associated with preparing reports and SEC filings relating to being a public company. Operating expenses for the nine months ended September 30, 2023 and September 30, 2022 were $1,692,408 and $1,401,918, respectively. The increase is due to an increase in professional fees and salaries and wages, specifically related to stock-based compensation pursuant to officer and director agreements.

Other Expense:

Other expense for the nine months ended September 30, 2023 and September 30, 2022 was $2,286,670 and $3,008,597, respectively. Other expense consisted of losses on derivative valuation, losses on conversion on preferred stock to common stock and interest expense. The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability. Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. The decrease primarily resulted from a decrease in losses on conversions of preferred stock and a decrease in interest expenses.

Net Loss:

Net loss for the nine months ended September 30, 2023 was $3,737,729 compared with $4,086,699 for the nine months ended September 30, 2022. The decreased loss is due the decrease in other expenses.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2023, the Company has a shareholders’ deficit of $18,544,974 since its inception, working capital deficit of $4,524,513, negative cash flows from operations, and has limited business operations, which raises substantial doubt about the Company’s ability to continue as going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. There is no assurance the Company will be successful in achieving these goals.

	September 30, 2023	December 31, 2022
	$	$
Current Assets	895,165	1,209,027
Current Liabilities	5,419,678	5,409,983
Working Capital (Deficit)	(4,524,513)	(4,200,956)

The overall working capital (deficit) increased from $(4,200,956) at December 31, 2022 to $(4,524,513) at September 30, 2023 due to a decrease in cash and accounts receivable and an increase in derivative liabilities and related party liabilities.

The Company requires additional capital to fully execute its marketing program and increase revenues. There can be no assurance that continued funding will be available on satisfactory terms. We intend to raise additional capital through the sale of equity, loans, or other short-term financing options.

	September 30, 2023	September 30, 2022
	$	$
Cash Flows used in Operating Activities	(461,304)	(537,491)
Cash Flows (used in) provided by Investing Activities	—	—
Cash Flows provided by Financing Activities	374,638	356,263
Net decrease in Cash During Period	(86,666)	(181,228)

During the nine months ended September 30, 2023, cash used in operating activities was $461,304 compared to $537,491 for the nine months ended September 30, 2022. The variance primarily resulted from decreases in losses on conversions, preferred stock issued for advertising and prepaid expenses.

During the nine months ended September 30, 2023, cash from (used in) investing activities was $0 compared to $0 for the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, cash from financing activities was $374,638 compared to $356,263 for the nine months ended September 30, 2022. The increase in cash from financing activity is due to an increase in related party advances.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was served a complaint in the County of Nevada, State of California (Case No. CU0000567). BrewBilt Manufacturing Inc. is listed as a named defendant in this matter. The complaint involves the termination of employee Branford Samuels who was employed as a fabricator for BrewBilt Manufacturing Inc. Although the total amount of loss cannot be reasonably estimated as the complaint does not state a definitive amount of relief requested monetarily, the complaint does relate that plaintiffs’ economic loss exceeds $50,000. Thus, any current estimate as to exposure should be in excess of that amount.  In addition, other possible amounts awarded such as attorney’ fees, are not possible to estimate at this time as such amount will not be disclosed until settlement discussions occur or until any post-trial motion to tax costs (if plaintiff were to prevail). It should be noted that discovery has not been completed and investigation is ongoing at this time.

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

During the three months ended September 30, 2023, 2,511 shares of Series A Convertible Preferred stock were converted to 369,366,665 common shares in accordance with the conversion terms. The issuances resulted in a loss on conversion of $52,067 based on the market price of the stock on the date of issuance, which was recorded to the statement of operations.

During the three months ended September 30, 2023, the holders of a convertible notes converted $136,605 of principal and interest, and $5,100 in conversion fees into 488,250,000 shares of common stock. The common stock was valued at $141,705 based on the market price of the Company’s stock on the date of conversion, and a loss on conversion of $5,100 was recorded to the statement of operations.

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

BrewBilt Manufacturing Inc.

Date: November 14, 2023	By: /s/ Jef Lewis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.